Form 10-Q
period 1997-09-30
SEVEN SEAS PETROLEUM INC
filed 1997-12-01
CIK 947156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                       or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

                 For the transition period from _______ to ________

                           Commission File No. 0-22483

                               -----------------

                            SEVEN SEAS PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

            YUKON TERRITORY                           73-1468669
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

   SUITE 960, THREE POST OAK CENTRAL
        1990 POST OAK BOULEVARD
            HOUSTON, TEXAS                               77056
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (713) 622-8218

                               -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF SEPTEMBER 30, 1997 THERE WERE 34,890,606 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
         (DEVELOPMENT STAGE ENTERPRISE)                                    ----

      Consolidated Balance Sheets as of September 30, 1997 (unaudited)
      and December 31, 1996................................................  2

      Consolidated Statements of Operations and Accumulated Deficit
      for the nine months and three months ended September 30, 1997 and 1996 and the Cumulative Total from Inception
      (February 3, 1995) to September 30, 1997 (unaudited).................  3

      Statements of Consolidated Cash Flows for the nine months ended September 30, 1997 and 1996 and the Cumulative Total from
      Inception (February 3, 1995) to September 30, 1997 (unaudited).......  4

      Notes to Consolidated Financial Statements (unaudited)...............  5

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations ...............................................  7

PART II. OTHER INFORMATION ................................................ 11

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                                             ------------------    -----------------
ASSETS                                                                                           (Unaudited)
CURRENT
  Cash and cash equivalents ............................................................        $  29,910,980         $  10,620,477
  Marketable securities ................................................................               43,795                43,795
  Accounts receivable ..................................................................               74,234             1,241,430
  Prepaids and other ...................................................................               10,691                  --
                                                                                                -------------         -------------
                                                                                                   30,039,700            11,905,702

EVALUATED OIL AND GAS INTERESTS, full-cost method ......................................            1,831,713             1,611,665
UNEVALUATED OIL AND GAS INTERESTS, full-cost method, net ...............................          254,494,772           221,884,126
FIXED ASSETS, net of accumulated depreciation of $139,355 at September 30, 1997
  and $68,733 at December 31, 1996 .....................................................              214,046                74,219
OTHER ASSETS, net of accumulated depreciation of $131,121
  at September 30, 1997 and $80,272 at December 31, 1996 ...............................            1,540,130                25,270
                                                                                                -------------         -------------
TOTAL ASSETS ...........................................................................        $ 288,120,361         $ 235,500,982
                                                                                                -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable .....................................................................        $   3,537,333         $   2,560,665
  Accrued compensation .................................................................              508,250               245,000
  Interest payable .....................................................................              222,000                  --
                                                                                                -------------         -------------
                                                                                                    4,267,583             2,805,665

SPECIAL NOTES ..........................................................................           25,000,000                  --
DEFERRED INCOME TAXES ..................................................................           70,458,512            63,967,775
MINORITY INTEREST ......................................................................            2,064,942             1,060,433

STOCKHOLDERS' EQUITY
Share capital -
  Authorized unlimited common shares without par value and
  unlimited Class A preferred shares without par value;
  34,890,606 issued and outstanding common shares at
  September 30, 1997, 13,315,796 at December 31, 1996 ..................................          194,475,488             6,781,616

Preferred share subscriptions - 5,002,972 shares at December 31, 1996 ..................                 --              45,652,120

Special warrant subscriptions - 14,274,171 warrants at December 31, 1996 ...............                 --             119,548,227

Deficit accumulated during development stage ...........................................           (8,145,932)           (4,314,622)

Treasury stock, 29 shares held at September 30, 1997 and December 31, 1996 .............                 (232)                 (232)
                                                                                                -------------         -------------
Total Stockholders' Equity .............................................................          186,329,324           167,667,109
                                                                                                -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................        $ 288,120,361         $ 235,500,982
                                                                                                =============         =============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                                                                    CUMULATIVE TOTAL
                                                                                                                     FROM INCEPTION
                                                                                                                       (FEBRUARY 3,
                                                     NINE MONTHS ENDED                  THREE MONTHS ENDED                1995)
                                               ------------------------------      ------------------------------          TO
                                               SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                   1997              1996              1997              1996             1997
                                               ------------      ------------      ------------      ------------     -------------
REVENUE

 Crude oil sales .........................     $    488,717      $    143,734      $     52,384      $    143,734      $    722,399
 Interest income .........................          490,263           209,405           255,695            77,223           984,245
                                               ------------      ------------      ------------      ------------      ------------
                                                    978,980           353,139           308,079           220,957         1,706,644
EXPENSES

 Lease operating expenses ................          231,155           128,285              --             128,285           483,659
 General and administrative ..............        4,604,049         1,500,797         1,322,789           608,406         8,127,360
 Depreciation and amortization ...........           70,622            52,818            32,759            17,606           219,627
 Dry hole and abandonment costs ..........           16,952              --                --                --           1,144,668
 Geological and geophysical ..............           27,372            11,951              --              10,192            47,662
 Foreign currency translation
   (gain) loss ...........................          (32,142)             --             (32,142)             --             (32,142)
 Loss on sale of resource properties .....             --                --                --                --              31,357
                                               ------------      ------------      ------------      ------------      ------------
                                                  4,918,008         1,693,851         1,323,406           764,489        10,022,191

LOSS BEFORE INCOME TAXES .................       (3,939,028)       (1,340,712)       (1,015,327)         (543,532)       (8,315,547)

INCOME TAX EXPENSE .......................           24,076               796            16,343                46            26,414
                                               ------------      ------------      ------------      ------------      ------------
NET LOSS BEFORE MINORITY INTEREST ........       (3,963,104)       (1,341,508)       (1,031,670)         (543,578)       (8,341,961)

MINORITY INTEREST ........................          131,794              --              59,223              --             196,029
                                               ------------      ------------      ------------      ------------      ------------
NET LOSS .................................     $ (3,831,310)     $ (1,341,508)     $   (972,447)     $   (543,578)     $ (8,145,932)
                                               ============      ============      ============      ============      ============
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, BEGINNING
  OF PERIOD ..............................       (4,314,622)     ($ 2,119,985)     ($ 7,173,485)     ($ 2,917,915)             --

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, END OF PERIOD .......     $ (8,145,932)     $ (3,461,493)     $ (8,145,932)     $ (3,461,493)     $ (8,145,932)
                                               ============      ============      ============      ============      ============
NET LOSS PER COMMON SHARE ................     $      (0.12)     $      (0.10)     $      (0.03)     $      (0.04)     $      (0.48)
                                               ============      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..............       31,662,631        12,929,855        31,662,631        12,929,855        16,953,286
                                               ============      ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                                                   CUMULATIVE TOTAL
                                                                                      NINE MONTHS ENDED             FROM INCEPTION
                                                                             ----------------------------------   (FEBRUARY 3, 1995)
                                                                             SEPTEMBER 30,        SEPTEMBER 30,     TO SEPTEMBER 30,
                                                                                 1997                 1996                1997
                                                                             -------------        -------------     ----------------
OPERATING ACTIVITIES

  Net loss ..........................................................        $ (3,831,310)        $ (1,341,508)        $ (8,145,932)
  Add (subtract) items not requiring (providing) cash:
  Minority interest .................................................            (131,794)                --               (196,029)
  Common stock contribution to 401(k) retirement plan ...............                --                 78,750               78,750
  Lease operating expense ...........................................                --                   --                   --
  Dry hole and abandonment costs ....................................              16,952              128,285            1,139,758
  Loss on sale of resource properties ...............................                --                   --                 31,357
  Depreciation and amortization .....................................              70,622               52,818              219,627
  Changes in working capital excluding changes to cash and
   cash equivalents:
     Accounts receivable ............................................           1,173,643             (324,906)             813,570
     Prepaids and other, net ........................................             (10,692)              (3,164)             (10,692)
     Accounts payable ...............................................             730,064              (97,155)           2,359,717
     Accrued liabilities ............................................             508,250                 --                753,250
     Interest payable ...............................................             222,000                 --                222,000
                                                                             ------------         ------------         ------------
Cash Flow Used in Operating Activities ..............................          (1,252,265)          (1,506,880)          (2,734,624)
                                                                             ------------         ------------         ------------
INVESTING ACTIVITIES

  Exploration of oil and gas properties .............................          (8,606,741)          (1,835,550)         (16,139,950)
  Proceeds from acquisition .........................................                --                615,524              630,226
  Proceeds from sale of property ....................................                --                   --                 84,336
  Other asset additions .............................................            (159,405)                (152)            (393,361)
                                                                             ------------         ------------         ------------
Cash Flow Used in Investing Activities ..............................          (8,766,146)          (1,220,178)         (15,818,749)
                                                                             ------------         ------------         ------------
FINANCING ACTIVITIES

  Proceeds from special warrants issued .............................                --              5,095,548           12,108,917
  Proceeds from share capital issued ................................           3,943,526              348,750           10,476,277
  Proceeds from additional paid-in capital contributed ..............                --                   --                    999
  Proceeds from issuance of special notes ...........................          25,000,000                                25,000,000
  Costs of issuing special notes ....................................          (1,565,711)                               (1,565,711)
  Contributions by minority interest ................................           1,931,101                 --              2,444,105
  Purchase of treasury stock ........................................                --                   (232)                (232)
                                                                             ------------         ------------         ------------
Cash Flow Provided by Financing Activities ..........................          29,308,916            5,444,066           48,464,355
                                                                             ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          19,290,505            2,717,008           29,910,982

Cash and cash equivalents, beginning of period ......................          10,620,477            3,365,603                 --
                                                                             ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................        $ 29,910,982         $  6,082,611         $ 29,910,982
                                                                             ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1.    BASIS OF PRESENTATION

      Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are collectively a development stage enterprise engaging in the acquisition, exploration, and development of interests in oil and gas projects worldwide. The Company's primary business operations to date have been the exploration and development of its interests in Colombia, South America.

      The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent participating interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the National Oil Company of Colombia, in March 1993 and August 1995, repectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. As of September 30, 1997, four wells have been drilled and completed on the Dindal Association Contract. Three of the wells have been production tested by the Company and one was plugged and abandoned as a dry hole prior to the Company acquiring an interest in the Association Contracts. The Company commenced drilling its first well on the Rio Seco Association Contract on September 10, 1997 and is currently drilling a fifth well in the Dindal Block with results expected in December 1997.

      Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company has expended, and plans to expend, significant amounts of capital on the acquisition and exploration of its properties, and most of such properties have not been fully evaluated for hydrocarbon potential. The exploration and development of current properties and any properties acquired in the future are expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financings, which might involve encumbering properties or entering into arrangements where certain costs of exploration will be paid by others to earn an interest in the property. There are risks that result because the Company has acquired, and intends to continue to acquire, interests in properties outside of North America, in some cases in countries that may be considered politically and economically unstable. Seven Seas' success currently depends to a high degree on its activities in Colombia.

      The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany balances and transactions.

      The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim results are not necessarily indicative the results of operations or cash flow for a full year period. Certain amounts have been reclassified here to conform to current period presentation.

 2.    SPECIAL NOTES

      On August 7, 1997, the Company issued $25 million of Special Notes in a private transaction to institutional and accredited investors. The net proceeds after commissions and expenses were approximately $23.4 million. The Special Notes are exchangeable by the holders into Convertible Debentures at any time and will be automatically converted upon approval of a prospectus qualifying the issuance of the Convertible Debentures. The Convertible Debentures will be issued in denominations of $100, have a maturity date of August 7, 2003 and will bear interest at a rate of 6 percent per annum. The Convertible Debentures are convertible into Units of the Company, at a rate of $11.50 per Unit. Each Unit consists of one share of common stock and a one-half common share purchase warrant with each whole warrant exercisable for a period of one year from August 7, 1997 at $15.00 per share. These Convertible Debentures are common stock equivalents (potentially 3,260,870 common shares) and are potentially dilutive to future earnings, if the Company has net earnings in the future. The Convertible Debentures are secured by a pledge of the shares of the subsidiaries of the Company and are guaranteed by Seven Seas Petroleum Holdings Inc.

 3.    EARNINGS PER SHARE

      Net loss per share is computed using the weighted average number of shares outstanding. No effect was given to common stock equivalents, as the effect would be antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing and presenting EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, the Company's management believes that the adoption of this statement will not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

4.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. This statement is effective for for fiscal years beginning after December 15, 1997.

      In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company's management believes that the adoption of this statement will not have a material effect on its consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      INTRODUCTION. Seven Seas Petroleum Inc. and its consolidated subsidiaries (the "Company") are engaged in the exploration and development of oil and gas properties outside North America. The Company, through its subsidiaries, owns interests in prospective areas located in Colombia, Australia, and Papua New Guinea, all of which are in the initial stages of exploration and development. The Company's primary business strategy is to explore and develop its existing interests in Colombia. The Company may also seek to acquire additional oil and gas exploration opportunities in Colombia which management believes have significant potential. As a result of its focus on its Colombian properties, the Company intends to divest or farmout it's oil and gas interests in Australia and Papua New Guinea.

      The Company's principal asset is a 57.7 % interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts") that relate to the oil and gas prospects located in the Magdalena Basin in Colombia, approximately 90 kilometers northwest of Bogota. The Association Contracts entitle the Company to engage in exploration, development, and production activities in 106,000 acres located in the Magdalena Basin.

      The Company's success currently depends to a high degree on its activities in Colombia. This dependence is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company is currently drilling the El Segundo No. 3-E well and performing production and reservoir testing on the El Segundo No. 2-E well, both located on the

Dindal Association Contract. The Tres Paso No. 1 well on the Rio Seco Contract is also being production and reservoir tested.

RESULTS OF DEVELOPMENT STAGE OPERATION

      THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company reported net losses of $927,447 ($.03 per share) during the third quarter of 1997 as compared to $543,578 ($.04 per share) during the same period in 1996. The increase in net loss occurred principally as result of the expansion of the exploration activities in Colombia and additions to the Company's professional staff.

      The Company had oil sales revenues of $52,384 for the third quarter 1997 and $143,734 for the same period of 1996. All the oil sales made to date pertain solely to production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells). Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation of the field through the drilling of additional wells and the construction of producing facilities and pipelines.

      The Company incurred production costs of $128,285 during production testing operations in the third quarter of 1996. The oil sold during the third quarter of 1997 was a residual amount stored in the Company's storage tank and consequently no production costs were incurred.

      The Company received interest income of $255,695 for the third quarter of 1997 as compared to $77,223 received for the same period in 1996. The Company received net cash proceeds from a private placement of Special Notes of approximately $23,400,000 during August 1997, which was invested in U.S. Government Securities and high-grade commercial paper pending use of such funds primarily in drilling and other evaluation operations.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company reported net losses of $3,831,310 ($.12 per share) during the first nine months of 1997 as compared to $543,578 ($.04 per share) during the same period in 1996. The increase in net loss occurred principally as result of severance payments and related compensation costs associated with former executives of the Company, expansion of exploration activities in Colombia, and additions to the professional staff.

      The Company had oil sales revenues of $488,717 for the first nine months of 1997 as compared to $143,734 for the same period of 1996. Colombian oil production (net to the Company, including minority interest) totalled 34,184 barrels in the first nine months of 1997 and 8,727 barrels in the same period of 1996. All the oil sales made to date were to Ecopetrol and pertained solely to the production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells). The Company received an average price $14.30 during the nine months ended September 30, 1997 and $16.47 during the same period of 1996. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation of the field through the drilling of additional wells and construction of producing facilities and pipelines.

      The Company incurred production costs of $128,285 during production testing in the third quarter 1996. Production costs of $231,155 were incurred during the first two quarters when the El Segundo No. 1-N well (formerly the El Segundo No. 2 well) was being production tested.

      The Company received interest income of $490,263 for the first nine months of 1997 as compared to the $209,405 received for the same period in 1996. The increase was principally due to interest earned on the cash balances received from the private placement of the Company's securities in August 1997.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through September 1997, resulting in aggregate cash proceeds of $47.5 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153,091,430 in the aggregate. From inception through September 30, 1997, the Company expended $16,139,950 for the acquisition, exploration, and development of its oil and gas properties, including $14,054,246 with respect to its interests in Colombia and approximately $2,085,246 with respect to its interests in Australia, Papua New Guinea, Argentina, Turkey, and other countries, of which $1,144,668 has been expensed through September 30, 1997. This amount included $500,800 for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa. The Company declined to exercise the option and expensed the cost. Additionally, the Company expensed $622,006 associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

      COLOMBIA. The Company has fulfilled its 1997 drilling obligations on the Association Contracts and has commenced drilling, plans to drill additional wells and to conduct seismic operations for an aggregate estimated cost of $7.7 million. The Company may also spend up to an additional $400,000 during the remainder of 1997 for drilling and production testing operations. An exploratory well on the Company's non-operated Tapir Block in Colombia, South America is scheduled to be drilled at a cost to the Company of approximately $250,000.

      For the first nine months of 1997 and 1996, the Company had oil sales of $488,717 and $143,734, respectively, which sales pertained solely to production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells) in Colombia. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation of the field through the drilling of additional wells and construction of producing facilities and pipelines. Although the Company has solicited proposals for various pipeline options, the substance and timing of any decision regarding appropriate pipeline and production facilities will depend on the results of the evaluation and appraisal of the Company's discovery.

      AUSTRALIA AND PAPUA NEW GUINEA. The Company has entered into a letter of intent with respect to the sale of its interests in the Exploration Permit 381 and Exploration Permit 408, both of which are located in the southern Perth Basin, Western Australia, for $ 850,000. In addition, the Company would reserve a small overriding royalty interest in each permit. Consummation of the transaction contemplated by the letter of intent is subject to several conditions, including approvals of third parties and governmental authorities. No assurance can be given that the Company will complete the sale.

      The Company holds a 20% working interest in Block T27P, a 1.8 million acre block in approximately 70 meters of water in the Bass Basin, the central of three basins offshore southern Australia. The Bass Basin has been the site of a series of gas and oil shows and discoveries, including the Yolla Field, which is adjacent to Block T27P. The operator of the Bass Basin permit in Australia plans to drill an exploratory well on a prospect located 10 kilometers north of Yolla Field and has applied for a permit extension until a suitable rig can be contracted.

      The Company holds 100% of exploration permit PPL-182 in southern Papua New Guinea. The permit covers an area of 1,200,000 acres located both onshore and offshore in the Fly River Delta and the Gulf of Papua. The cost of the first year work program for the PPL-182 permit was completed at a total cost of approximately $116,000. Based on the results of the first year program, the Company has decided to proceed with the second year work program, subject to divestiture or farmout. The second year program is expected to cost approximately $500,000.

      WORKING CAPITAL. As of September 30, 1997 the Company had working capital of $25.8 million, as compared to $9.1 million at the end of 1996. The increase was principally due to the receipt of net proceeds of approximately $23.4 million from the issuance of Special Notes in August 1997, as described below under Convertible Debentures. Current funds on hand will not be sufficient to meet all planned exploration and development costs. Therefore, additional financing will be necessary to complete these projects prior to the start-up of production and generation of cash flows from the Company's oil discovery in Colombia in quantities sufficient to cover operating expenses related thereto. In addition, it is anticipated that the Company's future exploration activities with respect to its current properties and any additional properties which may be acquired will require substantial amounts of additional capital which may be required to be sourced through debt or equity financing, encumbering properties or entering agreements whereby certain costs of exploration will be paid by others to earn an interest in the property. The Company does not anticipate that it will forfeit its interest in such property within the next 15 months and is using the proceeds from the recently completed $25 million offering of Special Notes to meet its current drilling obligations and for general corporate purposes.

      CONVERTIBLE DEBENTURES. On August 7, 1997, the Company issued $25 million of Special Notes in a private transaction to institutional and accredited investors. Interest on the Special Notes is due and payable in arrears at a rate of 6% per annum on December 31 and June 30 in each year until maturity, commencing on December 31, 1997. The Special Notes are exchangeable for a like principal amount of convertible redeemable debentures (the "Debentures") on or before August 7, 1998. The Special Notes will be deemed to be exchanged upon the earlier to occur of (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the resale of the Debentures and compliance by the Company with certain Canadian securities requirements and (ii) August 7, 1998. The Debentures are convertible into units (the "Units") on the basis of one Unit for each $11.50 principal amount of Debentures outstanding. Each Unit consists of one common share and a one-half common share purchase warrant with each whole purchase warrant exercisable for a period of one year from August 7, 1997 at $15.00 per share.

These Convertible Debentures are common stock equivalents (potentially 3,260,870 common shares) and are potentially dilutive to future earnings, if the Company has net earnings in the future.

The Convertible Debentures are secured by a pledge of shares of the subsidiaries of the Company and are guaranteed by Seven Seas Petroleum Holdings Inc.

               DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended (the "Securities Act"). All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, 1997 drilling activities, the Company's financial position, business strategy, and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will will prove to have been correct.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

      There are no material legal proceedings to which the company is a party or to which any of its property is subject.

Item 2.   Changes in Securities

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      None.

Item 6.   Exhibits and Reports on 8-K

      None

Signatures
                                          Seven Seas Petroleum Inc.
Date:  December 1, 1997
                                    By:   Herbert C. Williamson III
                                          Executive Vice President and
                                          Chief Financial Officer

                                          Ray A. Housley
                                          Treasurer and Controller