Form 10-Q/A
period 1997-09-30
SEVEN SEAS PETROLEUM INC
filed 1997-12-09
CIK 947156

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

      The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim results are not necessarily indicative of the results of operations or cash flow for a full year period. Certain amounts have been reclassified here to conform to current period presentation.

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

RESULTS OF DEVELOPMENT STAGE OPERATION

      THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company reported net losses of $972,447 ($.03 per share) during the third quarter of 1997 as compared to $543,578 ($.04 per share) during the same period in 1996. The increase in net loss occurred principally as result of the expansion of the exploration activities in Colombia and additions to the Company's professional staff.

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

      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company reported net losses of $3,831,310 ($.12 per share) during the first nine months of 1997 as compared to $1,341,508 ($0.10 per share) during the same period in 1996. The increase in net loss occurred principally as result of severance payments and related compensation costs associated with former executives of the Company, expansion of exploration activities in Colombia, and additions to the professional staff.

      The Company had oil sales revenues of $488,717 for the first nine months of 1997 as compared to $143,734 for the same period of 1996. Colombian oil production (net to the Company, including minority interest) totalled 34,184 barrels in the first nine months of 1997 and 8,727 barrels in the same period of 1996. All the oil sales made to date were to Ecopetrol and pertained solely to the production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells). The Company received an average price $14.30 per barrel of oil produced during the nine months ended September 30, 1997 and $16.47 during the same period of 1996. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation of the field through the drilling of additional wells and construction of producing facilities and pipelines.

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

      LIQUIDITY AND CAPITAL RESOURCES. The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through September 1997, resulting in aggregate cash proceeds of $47.5 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153,091,430 in the aggregate. From inception through September 30, 1997, the Company expended $16,139,950 for the acquisition, exploration, and development of its oil and gas properties, including $14,054,246 with respect to its interests in Colombia and approximately $2,085,704 with respect to its interests in Australia, Papua New Guinea, Argentina, Turkey, and other countries, of which $1,144,668 has been expensed through September 30, 1997. This amount included $500,800 for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa. The Company declined to exercise the option and expensed the cost. Additionally, the Company expensed $622,006 associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

      COLOMBIA. The Company has fulfilled its 1997 drilling obligations on the Association Contracts and has commenced drilling, plans to drill additional wells and to conduct seismic operations for an aggregate estimated cost of $7.7 million. The Company may also spend up to an additional $400,000 during the remainder of 1997 for drilling and production testing operations. An exploratory well on the Company's non-operated Tapir Block in Colombia, South America is scheduled to be drilled in early 1998 at a cost to the Company of approximately $250,000.

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

      AUSTRALIA AND PAPUA NEW GUINEA. The Company has entered into a letter of intent with respect to the sale of its interests in the Exploration Permit 381 and Exploration Permit 408, both of which are located in the southern Perth Basin, Western Australia, for $850,000. In addition, the Company would reserve a small overriding royalty interest in each permit. Consummation of the transaction contemplated by the letter of intent is subject to several conditions, including approvals of third parties and governmental authorities. No assurance can be given that the Company will complete the sale.

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