Form 10-Q
period 1997-06-30
SEVEN SEAS PETROLEUM INC
filed 1997-12-17
CIK 947156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                   or

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

AS OF JUNE 30, 1997 THERE WERE 34,819,606 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
         (DEVELOPMENT STAGE ENTERPRISE)

      Consolidated Balance Sheets as of June 30, 1997 (unaudited)
       and December 31, 1996..............................................    2

      Consolidated Statements of Operations and Accumulated Deficit
      for the six months and three months ended June 30, 1997
      and 1996 and the Cumulative Total from Inception
      (February 3, 1995) to June 30, 1997 (unaudited)......................   3

      Statements of Consolidated Cash Flows for the six months ended
      June 30, 1997 and 1996 and the Cumulative Total from
      Inception (February 3, 1995) to June 30, 1997 (unaudited)............   4

      Notes to Consolidated Financial Statements (unaudited)...............   5

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................   7

PART II.  OTHER INFORMATION................................................  11

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30, 1997     December 31, 1996
                                                                                                 -------------        -------------
ASSETS                                                                                            (unaudited)
------
CURRENT
  Cash and cash equivalents ..............................................................       $   8,948,909        $  10,620,477
  Marketable securities ..................................................................              43,795               43,795
  Accounts receivable ....................................................................             109,117            1,241,430
  Prepaids and other .....................................................................               9,552                 --
                                                                                                 -------------        -------------
                                                                                                     9,111,373           11,905,702

EVALUATED OIL AND GAS INTERESTS, full-cost method ........................................           1,831,713            1,611,665
UNEVALUATED OIL AND GAS INTERESTS, full-cost method, net .................................         249,980,012          221,884,126
FIXED ASSETS, net of accumulated depreciation of $84,332 at June 30, 1997 ................              88,060               74,219
  and $68,733 at December 31, 1996
ORGANIZATION COSTS, net of accumulated depreciation of $102,536 at June 30, 1997
  and $80,272 at December 31, 1996 .......................................................               3,006               25,270
                                                                                                 -------------        -------------
TOTAL ASSETS .............................................................................       $ 261,014,164        $ 235,500,982
                                                                                                 -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable .......................................................................       $     830,486        $   2,560,665
  Accrued compensation ...................................................................             509,000              245,000
                                                                                                 -------------        -------------
                                                                                                     1,339,486            2,805,665

DEFERRED INCOME TAXES ....................................................................          70,458,512           63,967,775
MINORITY INTEREST ........................................................................           2,124,170            1,060,433

STOCKHOLDERS' EQUITY
Share capital -
   Authorized unlimited common shares without par value and unlimited Class A preferred shares without par value; 34,819,606 issued and outstanding common shares at June 30, 1997
   and 13,315,796 at December 31, 1996 ...................................................         194,265,713            6,781,616

Preferred share subscriptions - 5,002,972 shares at December 31, 1996 ....................                --             45,652,120

Special warrant subscriptions - 14,274,171 warrants at December 31, 1996 .................                --            119,548,227

Deficit accumulated during development stage .............................................          (7,173,485)          (4,314,622)

Treasury stock, 29 shares held at June 30, 1997 and December 31, 1996 ....................                (232)                (232)
                                                                                                 -------------        -------------
Total Stockholders' Equity ...............................................................         187,091,996          167,667,109
                                                                                                 -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................       $ 261,014,164        $ 235,500,982
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
         STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                                                                   Cumulative Total
                                                                                                                    from Inception
                                                          Six Months Ended                Three Months Ended      (February 3, 1995)
                                                   -----------------------------     -----------------------------          to
                                                  June 30, 1997   June 30,  1996    June 30, 1997    June 30,  1996   June 30, 1997
                                                  -------------   --------------    -------------    --------------    ------------
REVENUE

 Crude oil sales ..............................    $    436,333     $       --       $    116,837     $       --       $    670,015
 Interest income ..............................         234,568          132,182          120,080           86,763          728,550
                                                   ------------     ------------     ------------     ------------     ------------
                                                        670,901          132,182          236,917           86,763        1,398,565

EXPENSES

 Lease operating expenses .....................         231,155             --                732             --            483,659
 General and administrative ...................       3,281,260          892,391        2,371,855          599,612        6,804,571
 Depreciation and amortization ................          37,863           35,212           17,426           17,606          186,868
 Dry hole and abandonment costs ...............          16,952             --               --               --          1,144,668
 Geological and geophysical ...................          27,372            1,759           18,143            1,759           47,662
 Loss on sale of resource properties ..........            --               --               --               --             31,357
                                                   ------------     ------------     ------------     ------------     ------------
                                                      3,594,602          929,362        2,408,156          618,977        8,698,785

LOSS BEFORE INCOME TAXES ......................      (2,923,701)        (797,180)      (2,171,239)        (532,214)      (7,300,220)

INCOME TAX EXPENSE ............................           7,733              750             --               --             10,071
                                                   ------------     ------------     ------------     ------------     ------------
NET LOSS BEFORE MINORITY INTEREST .............      (2,931,434)        (797,930)      (2,171,239)        (532,214)      (7,310,291)

MINORITY INTEREST .............................          72,571             --             34,551             --            136,806
                                                   ------------     ------------     ------------     ------------     ------------
NET LOSS ......................................    $ (2,858,863)    $   (797,930)    $ (2,136,688)    $   (532,214)    $ (7,173,485)
                                                   ============     ============     ============     ============     ============
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE, beginning of period ........      (4,314,622)    ($ 2,119,985)    ($ 5,036,797)    ($ 2,385,701)            --

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE, end of period ..............    $ (7,173,485)    $ (2,917,915)    $ (7,173,485)    $ (2,917,915)    $ (7,173,485)
                                                   ============     ============     ============     ============     ============
NET LOSS PER COMMON SHARE .....................    $      (0.10)    $      (0.06)    $      (0.07)    $      (0.04)    $      (0.48)
                                                   ============     ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...................      30,033,434       12,817,020       30,033,434       12,817,020       15,078,264
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                                                   Cumulative Total
                                                                                                                    from Inception
                                                                                                                  (February 3, 1995)
                                                                                        Six Months Ended                    to
                                                                                 ------------------------------
                                                                                June 30, 1997     June 30, 1996       June 30, 1997
                                                                                -------------     -------------       -------------
OPERATING ACTIVITIES

 Net loss .................................................................      $ (2,858,863)      $  (797,930)      $  (7,173,485)
 Add (subtract) items not requiring (providing) cash:
 Minority interest ........................................................           (72,571)             --              (136,806)
 Common stock contribution to 401(k) retirement plan ......................              --              78,750              78,750
 Dry hole and abandonment costs ...........................................            16,952              --             1,139,758
 Loss on sale of resource properties ......................................              --                --                31,357
 Depreciation and amortization ............................................            37,863            35,212             186,868
 Changes in working capital excluding changes to cash and cash equ
    Accounts receivable ...................................................         1,138,757               163             778,684
    Prepaids and other, net ...............................................            (9,552)           (7,177)             (9,552)
    Accounts payable ......................................................        (1,731,781)         (117,691)           (102,128)
    Accrued compensation ..................................................           264,000              --               509,000
                                                                                 ------------       -----------       -------------
Cash Flow Used in Operating Activities ....................................        (3,215,195)         (808,673)         (4,697,554)
                                                                                 ------------       -----------       -------------
INVESTING ACTIVITIES

 Exploration of oil and gas properties ....................................        (3,297,185)         (943,468)        (10,830,394)
 Proceeds from acquisition ................................................               194              --               630,420
 Proceeds from sale of property ...........................................              --                --                84,336
 Other asset additions ....................................................           (29,440)             (152)           (263,396)
                                                                                 ------------       -----------       -------------
Cash Flow Used in Investing Activities ....................................        (3,326,431)         (943,620)        (10,379,034)
                                                                                 ------------       -----------       -------------
FINANCING ACTIVITIES

 Proceeds from special warrants issued ....................................              --           5,095,548          12,108,917
 Proceeds from share capital issued .......................................         3,733,751           228,750          10,266,502
 Proceeds from additional paid-in capital contributed .....................              --                --                   999
 Contributions by minority interest .......................................         1,136,307              --             1,649,311
 Purchase of treasury stock ...............................................              --                (232)               (232)
                                                                                 ------------       -----------       -------------
Cash Flow Provided by Financing Activities ................................         4,870,058         5,324,066          24,025,497
                                                                                 ------------       -----------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................        (1,671,568)        3,571,773           8,948,909

Cash and cash equivalents, beginning of period ............................        10,620,477         3,365,603                --
                                                                                 ------------       -----------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................      $  8,948,909       $ 6,937,376       $   8,948,909
                                                                                 ============       ===========       =============
SUPPLEMENTAL DISCLOSURES
 Common stock granted pursuant to an agency
    agreement for a private placement .....................................      $       --         $      --         $     250,000
 Common stock issued pursuant to amalgamation .............................              --                --               170,116
 Common stock issued pursuant to acquisitions .............................        18,550,000              --           171,641,430

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

      The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent participating interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the National Oil Company of Colombia, in March 1993 and August 1995, respectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. As of June 30, 1997, three wells have been drilled and completed on the Dindal Association Contract. Two of the wells have been production tested by the Company and one was plugged and abandoned as a dry hole prior to the Company acquiring an interest in the Association Contracts. A fourth well, the El Segundo No. 1-S (formerly the El Segundo No. 3), has been drilled to a total depth of 6,920 feet. Production and reservoir testing on this well has commenced with results expected in late September 1997. The Company commenced drilling its first well on the Rio Seco Association Contract, the Tres Pasos No. 1 on September 10, 1997.

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

1.  EARNINGS PER SHARE

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997.

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

3.  SUBSEQUENT EVENT

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


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

GENERAL

      INTRODUCTION. Seven Seas Petroleum Inc. and its consolidated subsidiaries (the "Company") are engaged in the exploration and development of oil and gas properties outside North America. The Company, through its subsidiaries, owns interests in prospective areas located in Colombia, Australia, and Papua New Guinea, all of which are in the initial stages of exploration and development. The Company's primary business strategy is to explore and develop its existing interests in Colombia. The Company may also seek to acquire additional oil and gas exploration opportunities in Colombia which management believes have significant reserve potential. As a result of its focus on its Colombian properties, the Company intends to divest or farmout it's oil and gas interests in Australia and Papua New Guinea.

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

      The Company's success currently depends to a high degree on its activities in Colombia. This dependence is likely to be reflected in both the short-term performance and the Company's long-term financial results. During September 1997, the Company commenced drilling the Tres Pasos No. 1-E well on the Rio Seco Contract and was performing production and reservoir testing on the El Segundo No. 1-S well (formerly the El Segundo No. 3).

RESULTS OF DEVELOPMENT STAGE OPERATION

      THREE MONTHS ENDED JUNE 30, 1997 AND 1996. The Company reported net losses of $2,136,688 ($.07 per share) during the second quarter of 1997 as compared to $532,214 ($.04 per share) during the same period in 1996. The increase in net loss occurred principally as result of the expansion of the exploration activities in Colombia, costs associated with listing the Company's securities on the Toronto Stock Exchange, and additions to the Company's professional staff as well as severance payments and related compensation costs associated with former executives of the Company.

      The Company had oil sales revenues of $116,837 for the second quarter 1997 and did not sell any oil in the same period of 1996. All oil sales made to date pertain solely to production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells). Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation of the field through the drilling of additional wells and the construction of producing facilities and pipelines.

      The Company received interest income of $120,080 for the second quarter of 1997 as compared to $86,763 received for the same period in 1996. The increase was due to higher cash balances resulting from the private placements of the Company's securities.

      SIX MONTHS ENDED JUNE 30, 1997 AND 1996. The Company reported net losses of $2,858,863 ($.10 per share) during the first six months of 1997 as compared to $797,930 ($.06 per share) during the same period in 1996. The increase in net loss occurred principally as result of the expansion of the exploration activities in Colombia, costs associated with listing the Company's securities on the Toronto Stock Exchange, and additions to the Company's professional staff as well as severance payments and related compensation costs associated with former executives of the Company.

      The Company had oil sales revenues of $436,333 for the first six months of 1997. Oil production (net to the Company, including minority interest) totalled 30,748 barrels in the first six months of 1997. All oil sales were to Ecopetrol and pertained to the production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells). The El Segundo No. 1-E was completed for production and reservoir testing in February 1996. Production testing commenced in July 1996 after receipt of a permit to transport produced oil by truck. Consequently, no oil sales were made until the third quarter of 1996. The Company received an average price $14.19 per barrel of oil produced during the six months ended June 30, 1997. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation and development of the field through the drilling of additional wells and construction of producing facilities and pipelines.

      The Company incurred production costs of $231,155 during production testing of the El Segundo No. 1-N well (formerly the El Segundo No. 2 well) in the first six months of 1997.

      The Company received interest income of $234,568 for the first six months of 1997 as compared to the $132,182 received for the same period in 1996. The increase was principally due to interest earned on the cash balances received from the private placements of the Company's securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through August 1997, resulting in aggregate cash proceeds of $47.5 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153,091,430 in the aggregate. From inception through June 30, 1997, the Company expended $10,830,394 for the acquisition, exploration, and development of its oil and gas properties including $9,074,937 with respect to its interests in Colombia and approximately $1,755,457 with respect to its interests in Australia, Papua New Guinea, Argentina, Turkey, and other countries, of which $1,144,668 has been expensed through June 30, 1997. This amount included $500,800 for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa. The Company declined to exercise the option and expensed the cost. Additionally, the Company expensed $622,006 associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

      COLOMBIA. The Company is required to drill a well on each of the Rio Seco and Dindal blocks by August and September 1997, respectively, at an estimated cost of approximately $5.9 million, to fulfill its work commitments for the current contract year. The Tres Pasos No. 1-E and the El Segundo No. 1-S (formerly the El Segundo No. 3) are intended to fulfill these obligations. In 1997, the Company plans to drill at least two additional wells on the Dindal block and to conduct seismic operations for an aggregate estimated cost of $7.7 million. The Company may also spend up to an additional $400,000 for operating costs during the remainder of 1997. An exploratory well on the Company's non-operated Tapir Block in Colombia, South America is scheduled to be drilled in early 1998 at a cost to the Company of approximately $250,000.

      For the first six months of 1997 the Company had oil sales of $436,333 which pertained solely to production testing of the El Segundo No. 1-E and the El Segundo No. 1-N wells (formerly the El Segundo No. 1 and the El Segundo No. 2 wells) in Colombia. The El Segundo No. 1-E was completed for production and reservoir testing in February 1996. Production testing commenced in July 1996 after receipt of a permit to transport produced oil by truck. Consequently, no oil sales were made until the third quarter of 1996. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation and development of the field through the drilling additional of wells and construction of producing facilities and pipelines. Although the Company has solicited proposals for various pipeline options, the substance and timing of any decision regarding appropriate pipeline and production facilities will depend on the results of the evaluation and appraisal of the Company's discovery.

      AUSTRALIA AND PAPUA NEW GUINEA. The Company has entered into a letter of intent with respect to the sale of its interests for $850,000 in Exploration Permit 381 and Exploration Permit 408, both of which are located in the southern Perth Basin, Western Australia. In addition, the Company would reserve a small overriding royalty interest in each permit. Consummation of the transaction contemplated by the letter of intent is subject to several conditions, including approvals of third parties and governmental authorities. No assurance can be given that the Company will complete the sale.

      The Company holds a 20% working interest in Block T27P, a 1.8 million acre block in approximately 70 meters of water in the Bass Basin, the central of three basins offshore southern Australia. The Bass Basin has been the site of a series of gas and oil shows and discoveries, including the Yolla Field, which is adjacent to Block T27P. The operator of the Bass Basin permit in Australia plans to drill an exploratory well on a prospect located 10 kilometers north of Yolla Field and has applied for a permit extension until a suitable drilling rig can be contracted.

      The Company holds 100% of exploration permit PPL-182 in southern Papua New Guinea. The permit covers an area of 1,200,000 acres located both onshore and offshore the Fly River Delta and the Gulf of Papua. The cost of the first year work program for the PPL-182 permit was completed at a total cost of approximately $116,000. Based on the results of the first year program, the Company has decided to proceed with the second year work program, subject to divestiture or farmout. The second year program is expected to cost approximately $500,000.

      WORKING CAPITAL. As of June 30, 1997 the Company had working capital of approximately $7.8 million and realized an additional $23.4 million in cash proceeds on August 7,1997 from a private placement of convertible debentures described below under "-Convertible Debentures." Current funds on hand will not be sufficient to meet all planned exploration and development costs. Therefore, additional financing will be necessary to complete these projects prior to the start-up of production and generation of cash flows from the Company's oil discovery in Colombia in quantities sufficient to cover operating expenses related thereto. In addition, it is anticipated that the Company's future exploration activities with respect to its current properties and any additional properties which may be acquired will require substantial amounts of additional capital which may be required to be sourced through debt or equity financing, encumbering properties or entering agreements whereby certain costs of exploration will be paid by others to earn an interest in the property. The Company does not anticipate that it will forfeit its interest in such property within the next 18 months and will use the proceeds from the recently completed $25 million offering of Special Notes to meet its current drilling obligations and for general corporate purposes.

      CONVERTIBLE DEBENTURES. On August 7, 1997, the Company issued $25 million of Special Notes in a private transaction with institutional and accredited investors. Interest on the Special Notes is due and payable in arrears at a rate of 6% per annum on December 31 and June 30 in each year until maturity, commencing on December 31, 1997. The Special Notes are exchangeable for a like principal amount of convertible redeemable debentures (the "Debentures") on or before August 7, 1998. The Special Notes will be deemed to be exchanged upon the earlier to occur of (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the resale of the Debentures and compliance by the Company with certain Canadian securities requirements and (ii) August 7, 1998. The Debentures are convertible into units (the "Units") on the basis of one Unit for each $11.50 principal amount of Debentures outstanding. Each Unit consists of one common share and a one-half common share purchase warrant with each whole purchase warrant exercisable for a period of one year from August 7, 1997 at $15.00 per share. These

Convertible Debentures are common stock equivalents (potentially 3,260,870 common shares) and are potentially dilutive to future earnings, if the Company has net earnings in the future. The Convertible Debentures are secured by a pledge of shares of the subsidiaries of the Company and are guaranteed by Seven Seas Petroleum Holdings Inc.

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

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on 8-K

      None

Signatures
                                              Seven Seas Petroleum Inc.
Date:  December 11, 1997                By:   Herbert C. Williamson III
                                              Executive Vice President and
                                               Chief Financial Officer

                                              Ray A. Housley
                                              Treasurer and Controller