Form 10-K
period 1997-12-31
SEVEN SEAS PETROLEUM INC
filed 1998-03-31
CIK 947156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates, for this purpose, as if they may be affiliates of the registrant) was approximately $ 638,089,326 on March 26, 1998 based upon the closing sale price of the Common Stock on such date of $27.00 per share on the American Stock Exchange as reported by The Wall Street Journal.

AS OF MARCH 27, 1998 THERE WERE 35,216,606 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]      No [ ]


Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                         TABLE OF CONTENTS TO FORM 10-K

PAGE

PART I

        Item 1.   Business .....................................................        2
                  Risk Factors..................................................        6
        Item 2.   Properties ...................................................       12
        Item 3.   Legal Proceedings ............................................       20
        Item 4.   Submission of Matters to a Vote of Security Holders...........       20

PART II

        Item 5.   Market for Registrant's Common Equity and Related ............       21
        Item 6.   Selected Financial Data ......................................       21
        Item 7.   Management's Discussion and Analysis of Financial.............       22
        Item 8.   Financial Statements and Supplementary Data...................       26
        Item 9.   Changes in and Disagreements with Accountants on Accounting...       27
                  and Financial Disclosure

PART III

        Item 10.   Directors and Executive Officers of the Registrant ..........       28
        Item 11.   Executive Compensation.......................................       32
        Item 12.   Security Ownership of Certain Beneficial Owners and .........       40
                   Management

        Item 13.   Certain Relationships and Related Transactions ..............       41

PART IV

        Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                   8-K .........................................................       42

                  Signatures ...................................................       46

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

    Seven Seas is an independent international energy company engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery ("Emerald Mountain") held by two adjoining association contracts covering a total of 109,000 acres in central Colombia. The Company has focused its efforts on delineating the oil and gas potential of Emerald Mountain. The five exploratory wells completed to date on Emerald Mountain have achieved maximum tested actual production rates ranging from 3,415 to 13,123 barrels per day. The Company's 57.7% working interest in Emerald Mountain (before Colombian government participation) was acquired through a series of transactions from 1995 through 1997. The Company has interests in three additional association contracts in Colombia which, together with the Emerald Mountain association contracts, cover over one million gross acres. As of December 31, 1997, the Company's estimated net proved reserves attributable to the delineation of 12,000 acres of Emerald Mountain were 32.2 million barrels of oil with an SEC PV-10 of $144.9 million.

    Certain members of the Company's management have been involved in the Emerald Mountain project since its inception in 1992. The Company's executive officers average approximately 25 years of experience in the oil and gas industry and predecessors of the Company have operated throughout the U.S. and Canada since 1959. As of March 31, 1998, the Company's officers and directors beneficially owned approximately 30% of the Company's outstanding shares on a diluted basis.

    The Company believes that it will be able to fund its operations and investments through the first phase of its Emerald Mountain development program ("Phase I") with existing cash balances, the issuance of public or private debt securities, as well as by obtaining a secured line of credit from one or more commercial banking institutions. Phase I includes development and delineation drilling and the construction of a 36-mile pipeline from the Emerald Mountain project to a connection with an existing pipeline. Upon its scheduled completion in mid-1999, the Phase I pipeline will transport 50,000 barrels of oil per day of production from Emerald Mountain to an existing pipeline with approximately 50,000 barrels per day of available transportation capacity. To date, the Company has financed its operations and its exploration and continued delineation of Emerald Mountain primarily with private offerings of equity and convertible debt, providing the Company with aggregate net proceeds of $47.0 million. In future periods, the Company may finance its operations and investments through the issuance of public and private debt, equity, and convertible securities, as well as through commercial banking credit facilities. The Company issued 17.8 million common shares as consideration for a portion of its interests in Emerald Mountain. Based on the closing sales price of its common shares on the American Stock Exchange ("SEV") on March 26, 1998, the Company had an equity market capitalization, on a diluted basis, of approximately $1.1 billion.

BUSINESS STRATEGY

    The Company's strategy is to maximize cash flow and profitability through:
(i) continuing to develop and delineate Emerald Mountain; (ii) maintaining a balance between development activities that generate near-term cash flow and a longer-term exploration program; (iii) capitalizing on the relative advantages of Emerald Mountain compared to other areas in Colombia; and (iv) mitigating the risk of foreign operations.

    DEVELOPING THE EMERALD MOUNTAIN ASSET. As operator of Emerald Mountain, the Company's goal is to rapidly and efficiently continue its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

  o DEVELOPMENT AND DELINEATION DRILLING ACTIVITIES. The Company's Phase I drilling program for 1998 and 1999 includes capital expenditures of $16.2 million for Emerald Mountain field development and delineation, which is scheduled to be completed by mid-1999.

  o PIPELINE AND INFRASTRUCTURE ACTIVITIES. The Company is engaged in negotiations with leading oil service, construction and engineering firms to construct its processing, storage and related facilities, and a 36-mile pipeline from the Emerald Mountain project to a connection with an existing pipeline. Upon its scheduled completion in mid-1999, the Phase I pipeline will transport 50,000 barrels of oil per day of production from Emerald Mountain to an existing pipeline with approximately 50,000 barrels per day of available transportation capacity. The Company's 1998-1999 budgeted expenditures for these activities are $34.2 million for Phase I. The Company may utilize joint ventures and other arrangements to minimize its capital outlays for pipeline infrastructure and production facilities related to Emerald Mountain.

    BALANCING DEVELOPMENT ACTIVITIES WITH EXPLORATION PROGRAM. The Company seeks to balance its development drilling program with an exploration program focused on delineating and extending the reservoir limits of Emerald Mountain. The Company utilizes advanced technology, including 2-D and 3-D seismic techniques as well as other proven exploratory tools.

    CAPITALIZING ON FAVORABLE OPERATING ENVIRONMENT. The Company intends to capitalize on the relative advantages of the location and characteristics of Emerald Mountain, which it believes represent a more favorable operating environment than most other discoveries and producing fields in Colombia. These advantages include:

   o The productive Upper Cretaceous Cimarrona formation at Emerald Mountain is at relatively shallow vertical depth of between 6,000 to 7,500 feet and does not require the relatively more complicated and more expensive drilling methods required to reach the deeper formations that are found in many other areas of Colombia.

   o Emerald Mountain benefits from accessible terrain at an average of approximately 3,000 feet above sea level in a generally unforested area, which is served by a major highway and is located near the Oleoductos Alto Magdalena ("OAM") pipeline.

   o Emerald Mountain is located 60 miles northwest of Bogota in the capital state of Cundinamarca in central Colombia, which is characterized by greater civil and political stability and by a higher general population and military presence than more remote areas of Colombia.

   o Colombia is a relatively stable democracy with a long history of consistent GDP growth and an announced goal of aggressively expanding its oil exports. Colombia's sovereign U.S. dollar rating as of March 1998 was Baa3/BBB-.

    MITIGATING RISKS OF FOREIGN OPERATIONS. The Company seeks to mitigate operating and financial risks associated with operating in Colombia by: (i) building on its relationship with the Colombian government, which, through the Colombian national oil company ("Ecopetrol"), has the right to back-in to an initial 50% working interest in Emerald Mountain; (ii) continuing the high level of involvement of the Company's Colombian advisory board consisting of prominent business and government leaders, all of whom are shareholders of the Company, to provide advice and to facilitate operating in Colombia; (iii) building on existing favorable relationships with the local community by, among other initiatives, providing local employment as well as medical and educational assistance; (iv) employing local personnel with in-country oil and gas industry expertise; and (v) operating primarily in U.S. dollars with the right to expatriate profits from Colombia.

EMERALD MOUNTAIN

    OVERVIEW. The Company's Colombian operations are focused on Emerald Mountain. The Emerald Mountain discovery is located on two adjoining concession areas in central Colombia, approximately 60 miles northwest of Bogota. The concession areas are defined by two association contracts, the Rio Seco Association Contract and the Dindal Association Contract. The Company owns a 57.7% working interest in Emerald Mountain before Colombian government participation. See "-The Association Contracts." As of December 31, 1997, estimated net proved reserves of Emerald Mountain were 32.2 MMBO with an SEC PV-10 of $144.9 million.

    The Emerald Mountain geological structure is a large anticline. The primary oil reservoir is the Upper Cretaceous Cimarrona formation, which comprises both limestone and sandstone and is relatively under pressured. The Emerald Mountain reserves are located at vertical depths of between 6,000 and 7,500 feet and are characterized by low sulfur content (less than 1%), low paraffin content and a medium gravity (18 degree to 20 degree API gravity).

    DRILLING ACTIVITY. The Company has enhanced its knowledge of the Cimarrona reservoir and of its potential productive capacity through the drilling of eight wells on the formation. Production tests of the wells have indicated a uniform and extensive degree of permeability within the area investigated. In 1994, a predecessor to the Company drilled the Escuela 1, which was non-commercial. The five exploratory wells completed to date on Emerald Mountain have encountered on average 303 feet of net pay at vertical depths between 6,000 and 7,500 feet. For the five wells where production testing has been completed, actual per well production rates realized ranged from 3,415 Bbls/d to 13,123 Bbls/d with an average in excess of 7,079 barrels per day. The table below sets forth drilling results to date on Emerald Mountain.

                                                                 MAXIMUM
                                                                  ACTUAL
                                                MAXIMUM ACTUAL   GAS TEST
                      DATE       VERTICAL DEPTH OIL TEST RATE      RATE
    WELL NAME         COMPLETED      (FEET)      (BBS/D) (1)     (MCF/D)         DESCRIPTION
    ---------         ---------      ------      -----------     -------         -----------
    Escuela 1            (2)          (2)            (2)           (2)         Non-commercial

    El Segundo 1-E        2/96       5,718            3,415         1,350      Discovery well

    El Segundo 1-N        11/96      6,820            8,948         3,500      Drilled  from  initial pad

    El Segundo 1-S        9/97       6,920            4,528           451      Drilled  from  initial pad

    El Segundo 2-E        11/97      6,292            5,381           826      Drilled 3 miles  north of  ES   1-E;   1,168'
                                                                               below ES 1-N

    El Segundo 3-E         (3)       8,021           (3)           (3)         Drilled 2.8 miles south of ES 1-E;
                                                                               temporarily abandoned

    Tres Pasos 1-E        10/97      6,200           13,123         6,000      Drilled  600'  downdip to Northwest of ES 1-E

    Tres Pasos 2-E        2/98       6,054           (4)           (4)         Drilled  5.6  miles to Northwest of ES 1-E
---------------

(1) References are from production testing only and are not necessarily indicative of flow rates that may be utilized during production. Production tests are conducted to obtain an indication of the flow capacity of individual wells and to give an indication of reservoir quality and extent. Actual producing rates from individual wells will depend on the results of an integrated reservoir study and an engineering production plan, which will incorporate data from all wells in the field in a development plan to maximize the economic recovery of oil from the reservoir.

(2) The Escuela 1 well, drilled in 1994, encountered Tertiary and Cretaceous shales and siltstones from surface to total depth. This predominately shale section, emplaced by thrust faulting adjacent to the Cimarrona reservoir section, is believed to form the eastern critical element of the trap for Emerald Mountain.

(3) While the anticipated formation was encountered, the Company experienced major mechanical problems while attempting to complete the well for production testing and has temporarily abandoned the well pending a scheduled return to this location in the third quarter of 1998.

(4) Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations resulted in indications of a highly fractured and oil bearing formation.

    CAPITAL SPENDING PROGRAM. Phase I of the Company's two-stage development plan, scheduled to be completed in mid-1999, includes the completion of production facilities and a 36-mile pipeline link to the OAM pipeline in La Dorado, which will enable 50,000 barrels of daily production to be transported from Emerald Mountain. The OAM pipeline will transport oil from La Dorado to Vasconia, where it will join the Oleoducto Central S.A. ("OCENSA") and the Oleoducto de Columbia ("ODC") pipelines for transport to Covenas, the major export terminal in Colombia on the Caribbean. The 50,000 Bbls/d production level represents the maximum available capacity on the OAM pipeline. The Company plans to drill seven development and delineation wells in 1998 and the first half of 1999 to develop production capacity for Phase I. The gross capital expenditures estimated for Phase I include $97.9 million ($34.2 million net) for pipeline and production facilities and $31.2 million ($16.2 million net) for development and delineation drilling.

    The Company believes that Phase II of the development plan, scheduled to be completed in the first quarter of 2000, will result in an increase in Emerald Mountain production capacity to 250,000 barrels per day. To meet these volume requirements, the Company's plans call for a 250,000 barrel per day pipeline that would extend the Phase I pipeline 45 miles from La Dorado to Vasconia and would be constructed alongside the existing OAM pipeline. At Vasconia, a major oil terminal, the Company's oil would be transported 300 miles on the two existing pipelines to Covenas. The 250,000 barrels per day production level represents the maximum capacity currently available on the OCENSA and ODC pipelines. The Company plans to drill 49 development wells from 1998 through 2000 in Phase II to increase production. The gross capital expenditures estimated for Phase II include $85.8 million ($24.8 million net) for pipeline and production facilities and $209.4 million ($63.4 million net) for development and delineation drilling. The construction of the Phase I and Phase II pipeline and the production facilities is subject to a number of conditions, including obtaining required environmental and construction permits and necessary easements and rights of way.

    THE ASSOCIATION CONTRACTS. The Company and its partners have secured the right to produce oil and gas from the Dindal and Rio Seco contract areas through the years 2021 and 2023, respectively. Under the terms of the association contracts, Ecopetrol receives a royalty on behalf of the Colombian government equal to 20% of production after transportation costs are deducted and, in the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. Until the partners have been repaid for 50% of all costs associated with successful drilling, Ecopetrol's share of production will be applied to the repayment of such costs. Until commercial production is initiated, the Company expects that the current working interest owners will fund all costs associated with the initiation of commercial production. Ecopetrol's share of production and costs in the Dindal contract area will increase once a commercial field produces in excess of 60 MMBls, up to a maximum interest of 70% if the field produces in excess of 150 MMBbls. In addition, Ecopetrol?s share of production and costs in the Rio Seco contract area also is subject to increase up to a maximum interest of 75% depending upon revenues and associated costs. The Company's weighted average net interest in barrels of estimated production over the life of the Association Contracts before Colombian government royalty is 24.36%.

    ADDITIONAL EXPLORATION POTENTIAL. The Company believes that its existing properties hold additional exploration potential in deeper horizons at Emerald Mountain beneath the Cimarrona formation including Tertiary formations and repeated upper Cretaceous zones including the Cimarrona and Villeta formations. In addition to capital expenditures for seismic and other technical evaluation, the Company has budgeted approximately $9.0 million to participate in drilling a deep, up to approximately 18,000 feet, exploratory well on Emerald Mountain.

OTHER COLOMBIAN PROPERTIES

    The Company owns a 75% working interest in the contiguous Montecristo and Rosa Blanca Association Contract areas, which cover approximately 692,000 gross acres in the northern Middle Magdalena Basin. In the Central Llanos Basin, 40 miles east of the Cusiana field, the Company owns an 11.875% initial working interest in the 233,000 acre Tapir contract area operated by Heritage Minerals. During 1998, the Company expects to reprocess and evaluate 2-D seismic on the Montecristo and Rosa Blanca areas and to participate in the drilling of the Mateguafa #1 well on the Tapir contract.

COMPANY BACKGROUND

    Seven Seas was formed February 3, 1995 to participate in exploration and development activities outside of North America. In August 1995, the Company purchased a 15.0% interest in Emerald Mountain from GHK Company Colombia, Inc. ("GHK Colombia"), a subsidiary of GHK Company L.L.C. In July 1996, the Company acquired an additional 36.7% working interest in Emerald Mountain through its acquisition of 100% of GHK Colombia and Esmeralda Limited Liability Company and 63% of Cimarrona Limited Liability Company. In March 1997, the Company acquired an additional 6.0% working interest in Emerald Mountain through its acquisition of Petrolinson, S.A., resulting in the Company's current ownership of a 57.7% working interest in Emerald Mountain (before Colombian government participation). In connection with these acquisitions, the Company issued 17.8 million common shares.

RECENT DEVELOPMENTS

    DRILLING ACTIVITY. On February 13, 1998, Seven Seas announced the Tres Pasos 2-E well had reached a total depth of 6,054 feet. The well is located 5.6 miles north-northwest of the El Segundo 1-E discovery well on the Rio Seco block. The well encountered 290 feet of Cimarrona formation with no indication of oil-water contact. Due to an operational problem that resulted from a failure to properly cement casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This sidetracking operation is scheduled to be completed during the Second Quarter of

1998. Log and core analysis performed subsequent to the completion of drilling operations resulted in an indication of highly fractured and oil bearing formation.

    On January 30, 1998, Seven Seas announced that the completion and results from 33 days of reservoir testing for the El Segundo 2-E well located on the Dindal block. The well encountered 314 feet of net pay and had a maximum production rate of 5,381 barrels of oil per day and 826,000 cubic feet of gas per day and there was no evidence of oil-water contact. The production rate and interference data confirm a significant extension of the reservoir approximately
3.7 miles to the north.

    In November 1997, drilling commenced for the El Segundo 3-E well, the eighth and most southern well to be drilled on Emerald Mountain and the sixth to be drilled on the Dindal block. The drilling of the El Segundo 3-E was completed in February 1998, and the well encountered 292 feet of Cimarrona formation. After the completion of drilling operations on the El Segundo 3-E, the Company encountered major mechanical problems while attempting to complete the well for production testing. Due to a failure to effectively install the lower portion of the well's casing, it was not possible to achieve sufficient communication with the Cimarrona formation to initiate production testing. The Company plans to temporarily abandon the El Segundo 3-E well pending a scheduled return to this location in the third quarter of 1998.

    OTHER INTERNATIONAL INTERESTS. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In Papua New Guinea, the Company signed a farm-out agreement with ARCO Papua New Guinea Inc. whereby the Company will retain a 20% carried interest with no required capital expenditures. In the Western Perth Basin in Australia, the Company has signed a purchase and sale agreement in August 1997 with Forcenergy International Inc. in which the Company will exchange its 11% working interest for $850,000. The Company will retain a small overriding interest and will also be reimbursed $263,000 for certain capital expenditures. The agreement is pending its final approval by an aboriginal council in West Australia. In the Bass Strait Basin in Australia, the Company is seeking to farm-out its interests. The Company has no required capital commitments for this prospect.

                                  RISK FACTORS

DISCLOSURE FORWARD LOOKING STATEMENTS

    All statements other than statements of historical fact contained herein, including, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Properties," regarding the Company's financial position, estimated quantities of reserves, business strategy and plans and objectives for future operations are forward looking statements. Forward-looking statements in this annual report are generally accompanied by words such as "anticipate", "believe", "estimate," "project," "potential" or "expect" or similar statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the company's results to differ materially from the results discussed in such forward-looking statements are discussed in "risk factors" and elsewhere in this annual report. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

RISKS RELATED TO THE COMPANY

LACK OF CASH FLOW

    The Company has no significant income producing properties and its principal assets, its interests in the Dindal and Rio Seco Association Contracts, are in the early stage of exploration and development. Since inception through December 31, 1997, the Company incurred cumulative losses of $12,242,557and because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Dindal and Rio Seco Association Contracts in quantities sufficient to cover operating expenses related thereto. The Company had oil and gas sales in 1996 and 1997 of $233,682 and $779,767, respectively, which pertained solely to production testing of the Company's wells in Colombia. These sales represented the Company's only sales of production since its inception. Although the Company intends to continue to sell oil resulting from production tests, significant production from the wells drilled to date is not expected to commence until further work is done to evaluate the field through the drilling of additional wells, and producing facilities and pipelines have been constructed. The Company has received preliminary plans and engineering specifications for the construction of pipelines and production facilities. The construction of the Phase I and Phase II pipeline and the production facilities is subject to a number of conditions, including obtaining required environmental and construction permits and necessary easements and rights of way. The Company does not expect these facilities to be completed before July 1999, and no assurances can be given as to when such facilities will be completed. If the Company is unsuccessful in constructing a production facility and a pipeline or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt. See "-Risks Related to Oil and Gas Industry" and "-Risks Related to Construction of Pipeline and Production Facilities."

RISKS RELATED TO CONSTRUCTION OF PIPELINE AND PRODUCTION FACILITIES

    The marketability of the Company's production depends upon the availability and capacity of oil gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

    The Company has received preliminary plans and engineering specifications for the construction of pipelines and production facilities. The construction of the pipeline and the production facilities is subject to a number of conditions, including obtaining required environmental and construction permits and necessary easements and rights of way. The Company does not expect these facilities to be completed before July 1999, and no assurances can be given as to when such facilities will be completed. If the Company is unsuccessful in constructing a production facility and a pipeline or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay principle and interest on existing debt or debt incurred in the future. See "-Risks Related to Oil and Gas Industry" and "- Risks Related to Construction of Pipeline and Production Facilities."

NEED FOR SIGNIFICANT CAPITAL

    The exploration and development of the Company's current properties and any properties acquired in the future is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the property. The Company has budgeted capital expenditures of $67.6 million for 1998 and $145.2 million for 1999. The Company believes it is capable of obtaining sufficient funds to finance its initial capital expenditure requirements for Phase I, although no assurance can be given as to the actual amount that will need to be spent. Substantial amounts of capital will be needed to finance Phase II, and no external sources of capital have yet been identified. It is expected that additional monies for capital expenditures will be financed through either debt or equity financings in the future, as the Company does not expect any significant revenues from operations until the production facilities are constructed in the third quarter of 1999. There can be no assurance that the additional debt or equity financing will be available to the Company on economically acceptable terms. As of December 31, 1997, the Company has commitments under existing exploration and development contracts of $3,310,000 through 2001. If sufficient funds cannot be raised to meet the Company's obligations with respect to a property, the Company may elect to forfeit its interest in such property. The Company does not anticipate that it will lose any of its Colombian property to forfeiture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS IN COLOMBIA AND OTHER FOREIGN OPERATIONS

    Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as the Company's operations are governed by foreign laws, in the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

    The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business nor expropriation of foreign assets, the Company's oil and gas operations are subject to certain risks, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in certain areas in Colombia but to date has not affected the Dindal and Rio Seco Association Contracts. The Company's other three association contracts are located in more remote areas that have been subject to guerrilla activity. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups. These efforts include regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. The Company and its partners will continue to cooperate with the government, and do not expect that future guerrilla activity will have a material impact on the exploration and development of the Association Contracts. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity. Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. See "Business-Properties-Colombia."

SUBSTANTIAL CONCENTRATION OF OPERATIONS

    The Company's producing properties are substantially concentrated in Colombia and specifically in the state of Cundinamarca. As of December 31, 1997, all of the Company's proved reserves were attributable to Emerald Mountain. There are significant operating and economic risks associated with conducting business in Colombia. Due to the Company's concentration in and reliance on such operations for its future cash flow, if the operations in Colombia were adversely affected, the Company would experience a material adverse effect. See "-Risks Inherent in Foreign Operations" and "-Risk Related to the Oil and Gas Industry."

RISKS OF JOINT VENTURES

    The Company has and expects to continue to acquire only partial interests in oil and gas properties through joint venture agreements with other oil and gas corporations that may, by the terms of such joint venture agreements, be the operators of such programs. Although the Company can take certain steps to determine if the risk of the program to be conducted by the operator is appropriately spread over a number of prospects, there can be no assurance that the risk will be so allocated, that the program will be carried out by the operator in a manner deemed appropriate by the Company or that the prospects will be successful. In addition, the Company's ability to continue its exploration and development programs may be dependent upon the decision of its joint venture partners to continue exploration and development programs and to finance their portion of the costs and expenses of the joint venture. If the Company's partners do not elect to continue and to finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations or relinquish its interest in the joint venture.

LIMITED OPERATING HISTORY AND HISTORICAL OPERATING LOSSES

    The Company commenced its operations in 1995 and has only a limited operating history. The Company also has had operating losses each year since inception. Potential investors, therefore, have limited historical financial and operating information upon which to base an evaluation of the Company's performance. For example, the only production to date has been test production. The Company is not expected to have regular production until 1999. Therefore, estimates of proved reserves and the level of future production attributable to such reserves are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to economically locate and produce hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. See " - Significant Capital Requirements," "Selected Combined Financial Data," "Management's Discussion and Analysis of financial Condition and Results of Operations" and "Business - Oil and Gas Reserves."

DEPENDENCE ON KEY PERSONNEL

    The Company believes that its success will depend to a significant extent upon the continued services of certain key executive officers and operating personnel. The Company has entered into employment agreements with certain of its key executive officers. See "Management - Employment Agreements." The Company also depends on the services of professionals such as engineers, geologists and geophysicists. The loss of the services of certain key executive officers and operating personnel or the loss of or shortage of significant number of professionals could have a material adverse effect on the Company. The Company does not maintain key employee insurance on any of its personnel.

POTENTIAL CONFLICTS

    Certain of the directors of Seven Seas also serve as officers, directors or consultants of other companies involved in natural resource development which activities may be in competition with the Company and may result in conflicts of interest. In the event a director has an interest in an investment or proposed investment of the Company or other conflict of interest, it is the Company's policy that such director not participate in the Company's decision-making with respect thereto and that any transactions with such officers or directors be on terms consistent with industry standards and sound business practices.

SERVICE AND ENFORCEMENT OF LEGAL PROCESS

    The Company is continued under the laws of the Yukon Territory in Canada. Three of the directors of the Company, and certain experts utilized by the Company, are not residents of the United States and all or substantially all of such persons' assets are located outside of the United States. The Company has been advised by its counsel that there is no assurance that judgments of U.S. courts for liabilities predicated solely upon U.S. federal securities laws will be enforceable against the Company or against any of its directors or experts who are not residents of the United States.

RISKS RELATED TO THE OIL & GAS INDUSTRY

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES

    This document contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's own estimates or on a Reserve Report that relies upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by the Company or contained in the Reserve Report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this document. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

    Approximately 64% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain of recovery. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's reserve data assume that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Business
- Oil and Gas Reserves."

    The present value of future net revenues (SEC PV-10) referred to herein should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by increases in consumption by gas and oil purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

EXPLORATION AND DEVELOPMENT RISKS

    Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company has expended, and plans to continue to expend, significant amounts of capital on the exploration and development of its oil and gas interests. Even if the results of such activities are favorable, subsequent drilling at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions such as overpressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The marketability of oil and gas which may be acquired or discovered by the Company will be affected by the quality and viscosity of the production and by numerous factors beyond its control, including market fluctuations, the proximity and capacity of oil and gas pipelines and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Colombia or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

VOLATILITY OF OIL AND NATURAL GAS PRICES

    The Company's revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Marketing."

    The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% (SEC PV-10). Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

RESERVE REPLACEMENT RISK

    In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs could also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL RISKS

    Extensive national, provincial and/or local environmental laws and regulations in each of the countries in which the Company operates affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. In addition, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where the Company's Colombian interests are located and where other independent producers of oil and gas have faced significant liability resulting from environmental claims. There can be no assurance that the Company will not incur substantial financial obligations in connection with environmental compliance.

    Significant liability could be imposed on the Company for damages, clean-up costs and/or penalties in the event of certain discharges into the environment, environmental damage caused by previous owners of property purchased by the Company or non-compliance with environmental laws or regulations. Such liability could have a material adverse effect on the Company. Moreover, the Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of any regulatory agency, could in the future require material expenditures by the Company for the installation and operation of systems and equipment for remedial measures, any or all of which could have a material adverse effect on the Company.

OPERATING RISKS OF OIL AND OTHER UNCERTAINTIES

    Acquiring, developing and exploring for oil and natural gas involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, other environmental risks, fires and spills. Losses resulting from such events could have a material adverse effect on the Company.

    As protection against operating hazards, the Company maintains insurance against some, but not all, potential losses. The Company's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation, loss of production income insurance and limited coverage for sudden environmental damages but all such coverages are subject to certain exceptions, conditions and limitations. The Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages and certain other risks is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of environmental damages or certain other events. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company.

MARKETS

    There is substantial uncertainty as to the prices which the Company may receive for production from its existing oil reserves or from additional oil and gas reserves, if any, which the Company may discover. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, but not limited to, adequate transportation facilities (such as pipelines), the marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. Prices for crude oil are subject to wide fluctuation in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of the Company. It is possible that, under market conditions prevailing in the future, the production and sale of oil, if any, from certain of the Company's properties may not be commercially feasible and the production of gas from the Company's oil and gas interests in Colombia is not currently commercially feasible. The sale of oil from the production tests on the Company's properties in Colombia has been sold to Ecopetrol.

COMPETITION

    Oil and gas exploration is extremely competitive in all of its phases and particularly in exploration for and development of new sources of crude oil and natural gas. The Company must compete with other companies that are larger and financially stronger in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. The Company's future operations will be dependent upon its ability to compete in this highly competitive environment.

REGULATION

    The Company's operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which properties may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers. Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment. It is possible that the administration and enforcement of current environmental laws and regulations or the passage of new environmental laws or regulations in Colombia could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct and expand the Company's operations in such country. The Company has experienced and may continue to experience delays in obtaining the necessary environmental permits to expand its operations in Colombia.

ITEM 2.   PROPERTIES

COLOMBIA

DINDAL AND RIO SECO ASSOCIATION CONTRACTS; EMERALD MOUNTAIN

    OVERVIEW. Association Contracts acquired from Ecopetrol, after being approved by all proper Colombian governmental authorities as well as the board of Ecopetrol, are mutually executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an Association Contract is of public record and protected by Colombian law.

    The Company's principal asset is a 57.7% working interest in the Association Contracts with Ecopetrol, which entitle the Company to engage in exploration, development and production activities in approximately 109,000 acres located in the oil producing Magdalena Basin, about 56 miles northwest of Bogota. The area is accessible via the main road between Bogota and Honda. The village of Guaduas lies within the block and provides infrastructure for the local economy which is primarily agrarian in nature. The remaining interests are owned by MTV Investments Limited Partnership (9.4%) and Sociedad Internacional Petrolera, S.A. ("Sipetrol") (32.9%). Sipetrol is the international exploration and production subsidiary of the Chilean national oil company.

    Recent discoveries in the Magdalena Basin include Amoco's Opon Field, located approximately 106 miles north of the prospect area, and Lasmo's Venganza/Revancha complex, located approximately 93 miles to the south. The main OAM pipeline is approximately 12-miles west of the prospect area and provides an opportunity for oil transportation from Emerald Mountain.

EMERALD MOUNTAIN

    To date, eight wells have been drilled on the Dindal and Rio Seco blocks under the Association Contracts. The first well, the Escuela, which was drilled in 1994 prior to the acquisition of an interest in the blocks by the Company, was plugged and abandoned as non-commercial. The discovery well for the Emerald Mountain Project was the second well drilled on the Dindal block, the El Segundo 1-E. The El Segundo 1-E discovery well commenced drilling in December 1995 and reached total depth in mid-January 1996. The well reached the objective Cimarrona formation at a depth of 5,630 feet, but stopped drilling after penetrating only 88 feet of the Cimarrona due to circulation problems encountered while drilling. The well was then completed for testing in February 1996. In July 1996, the third well to be drilled, the El Segundo 1-N commenced drilling in early September 1996 and reached total drilling depth of 6,820 feet in late October. The well was intentionally deviated from the surface location of the El Segundo 1-E well to a bottom hole location approximately 2,000 feet north of the surface location. The well encountered approximately 450 feet of oil saturated and highly fractured Upper Cretaceous Cimarrona formation. During the production testing, the El Segundo 1-N produced oil at an actual maximum rate of 8,948 barrels per day. A fourth well, El Segundo 1-S, was drilled and completed in September 1997 to a total depth of 6,920 feet. The bottom hole location of this well is approximately 2,000 feet south of the surface location of El Segundo 1-E well. In October 1997, the Company conducted production testing which resulted in oil production at an actual maximum rate of 4,528 barrels per day.

    In October 1997, the Tres Pasos 1-E well was drilled and completed at a vertical depth of 6,150 feet without evidence of any oil-water contact. This well was the first to be drilled on the Rio Seco block and was located approximately 1.6 miles northwest of the surface location of the El Segundo 1-E well. Production testing of the Tres Pasos 1-E well was completed in December 1997 and resulted in oil being produced at an actual maximum rate of 13,123 barrels per day. Analysis of reservoir pressure data during production testing indicated pressure communication with the El Segundo 1 wells located to the southeast. Such pressure communication over a 1.6 mile distance supported drilling results that indicated a consistently high and intensive degree of a well-connected fracture system indicating an extensive storage capacity and permeability within the area of the Cimarrona formation investigated during the production test.

    The sixth well to be drilled on Emerald Mountain, the El Segundo 2-E, completed drilling at a vertical depth of 6,262 feet in November 1997 on the Dindal block approximately 3.1 miles north of the surface location of the El Segundo 1-E discovery well. Production testing of the El Segundo 2-E was completed in January 1998 and resulted in a maximum actual production rate of 6,262 barrels per day. Analysis of pressure data during production testing evidenced communication with the El Segundo 1-S well approximately 3.7 miles to the south. This data further confirmed the presence of a uniform and pervasive fracture system supporting the evidence for extensive storage capacity and permeability within the Cimarrona formation over the area investigated by the production testing.

    Drilling of the seventh well on Emerald Mountain and the second on the Rio Seco Block, the Tres Paso 2-E, commenced in December 1997 and was completed in February 1998 at a location approximately 5.6 miles north-northwest of the surface location of the El Segundo 1-E. This well was drilled to a vertical depth of 6054 feet and encountered 290 feet of the Cimarrona formation with no evidence of any oil-water contact. Due to an operational problem that resulted from a failure to properly cement casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This sidetracking operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations resulted in an indication of highly fractured and oil bearing formation similar to that found in the preceding five successful wells.

    In November 1997 drilling commenced for the El Segundo 3-E well located approximately 2.8 miles south of the surface location of the El Segundo 1-E well. This well was the eighth and most southern well to be drilled on Emerald Mountain and the sixth to be drilled on the Dindal Block. The drilling of the El Segundo 3-E was completed at a vertical depth of 8,021 feet in February 1998. The well encountered 292 feet of Cimarrona formation that exhibited similar characteristics in terms of lithology and fracturing as that exhibited in the previous seven wells. After the completion of drilling operations on the El Segundo 3-E, the Company encountered major mechanical problems while attempting to complete the well for production testing. Due to a failure to effectively install the lower portion of the well's casing, it was not possible to achieve sufficient communication with the Cimarrona formation to initiate production testing. The Company plans to temporarily abandon the El Segundo 3-E well and to move the drilling rig to the surface location for the drilling of the El Segundo 6-E well located approximately 5.3 miles south of the surface location of the El Segundo 1-E well.

    PROSPECT GEOLOGY. The Emerald Mountain structure is formed by a faulted anticlinal closure in the foot wall of the Bituima thrust fault system on the eastern side of the Magdalena river valley. The primary oil reservoir tested to date is the Upper Cretaceous Cimarrona formation which is comprised of both limestones and sandstones. These reservoir sequences are charged with oil generated from the immediately underlying Villeta (also called LaLuna) shale, which is considered the principal source rock for the oil accumulations throughout Colombia and Venezuela.

    The Cimarrona formation is seen in surface outcrop to the north and west of the structure, as well as in the Lasmo Madrigal #1 well, the AIPC Quina #1 well and the Company's five successful delineation wells completed as of March 1998. From this geologic control and completed well information, the Cimarrona is shown to be depositionally complex, with a high degree of fracturing consistent in directional orientation. Cimarrona formation is on average approximately 290 feet in thickness and contains limestones, calcareous sandstones, and siltstones.

    Evidence for the structural trap is found in both seismic data over the prospect and in surface geologic mapping. The trapping mechanism is believed to be formed by structural closure in three directions (north, south and west), and an imbricate fault within the Bituima Fault system to the east, which is evidenced in the Escuela 1 well which was drilled in 1994, prior to the acquisition of an interest in the block by the Company, and was determined to be a non-commercial well. The Escuela 1 well is located 2.5 miles southeast of the El Segundo 1-E discovery well location and encountered Tertiary and Cretaceous shales and siltstones from surface to total depth. This predominantly shale section, emplaced by thrust faulting adjacent to the Cimarrona reservoir section, is believed to form the eastern critical element of the trap for the prospect.

  TERMS OF ASSOCIATION CONTRACTS AND RELATED MATTERS

    The Association Contracts were issued by Ecopetrol in March 1993 and August 1995, respectively, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of the Association Contracts, Ecopetrol will receive a royalty equal to 20% of production (after transportation costs are deducted) on behalf of the Colombian government and, in the event a commercially feasible discovery is made, Ecopetrol will acquire a 50% interest in the remaining production, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production, for 50% of the joint venture's costs of certain exploration activities. Upon acceptance of a field as commercial, Ecopetrol will acquire a 50% interest therein and the interests of the other parties to the contract, including the Company, will be reduced by 50%; all decisions regarding the development of a commercial field will be made by an Executive Committee consisting of representatives of the parties to the contract who will vote in proportion to their respective interests in such contract. Decisions of the Executive Committee will be made by the affirmative vote of the holders of over 50% of the interests in the contract.

    If any commercial field in the respective contract areas produces in excess of 60 million barrels, Ecopetrol's interest in production and costs for such contract area increases as follows: (i) under the terms of the Dindal Association Contract, such increases occur in 5% increments from 50% to 70% as accumulated production from any field increases in 30 million barrel increments from 60 million barrels to 150 million barrels; and (ii) under the terms of the Rio Seco Association Contract, Ecopetrol's interest increases from 50% to 75% as the ratio of the accumulated income attributable to the parties to the contract other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from one to one to two to one.

    Under the terms of the Association Contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, the joint venture may expend up to $2 million over a one-year period to further develop the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, the joint venture may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50% interest therein upon payment of 200% of the amounts expended by the joint venture, which payment may be made out of Ecopetrol's share of future production.

    The Company and its partners have paid all costs of the exploration program under the Association Contracts to date. Under the terms of the Dindal and Rio Seco Association Contracts, the Company and its partners are required to drill one well on each contract per year through 1999 and 2001, respectively, and will continue to bear all exploration costs relating to a field until such field is declared commercial. The Company plans to submit a commerciality application to Ecopetrol in the second quarter of 1998 with respect to its discovery.

    GHK Company Colombia, a wholly-owned subsidiary of the Company, serves as the operator of the joint venture to develop the Dindal and Rio Seco blocks, pursuant to the terms of operating agreements between the Company, its respective subsidiaries and its joint venture partners. GHK Company Colombia has exclusive charge of carrying out the program of operations within the budgets approved by the operating committee and may demand payment in advance from each party of its respective shares of estimated monthly expenditures.

    Under the terms of a letter agreement dated September 11, 1992, as amended, between GHK Company Colombia and Dr. Jay Namson, the holders of interests in the Association Contracts, as a group, will be required to assign a 2% working interest in the Dindal Association Contract and the Rio Seco Association Contract to Dr. Namson after recovery from production of 100% of all costs incurred in connection with the exploration and development of the Dindal and Rio Seco blocks since the completion of the first year work obligations under the Dindal Association Contract. Accordingly, when such costs have been recovered, the Company will be required to assign to Dr. Namson 2% of its interests prior to the acquisition of the 6% Petrolinson interest (or a 0.517% interest in each Association Contract, after adjusting for the acquisition of a 50% interest by Ecopetrol which is expected to occur prior to the assignment to Dr. Namson).

    The Company's weighted average net interest in barrels of estimated production over the life of the Association Contracts before Colombian government royalty is 24.36%.

LLANOS BASIN

    INTRODUCTION. The Company acquired an 11.875% interest in the Tapir Association Contract (the "Tapir Association Contract") in April 1996. The Tapir block consists of 233,000 acres located in the Llanos Basin of east central Colombia and is crossed by two oil pipelines carrying production from nearby oil fields. Other Tapir Association Contract interests are held by Ampolex (56.25%), Mohave Oil & Gas Corp. ("Mohave") (10.205%), Doreal Energy (11.67%) and Heritage Minerals Colombia ("Heritage Minerals") (10%), which serves as the operator.

    EXPLORATION PROSPECTS. There are three exploration prospect types on the Tapir block: several conventional Llanos Basin small structural closures, a deep Paleozoic anomaly and two basal Cretaceous stratigraphic prospects. The small structural closures are relatively low risk, but are expected to have low reserves potential (10-30 MMBO each). The Paleozoic prospect is of geologic interest, but relies on unproven source and reservoir rocks, and is therefore high risk until further geologic work can be completed. The geologic risk for the two Cretaceous stratigraphic prospects depends on the effectiveness of the lateral seal between the Ubaque sandstone and the adjacent Paleozoic section.

    The Mateguafa prospect, one of the small structural closures in the central portion of the Tapir block, has been selected as the first exploration drill site. The Mateguafa #1 well on this prospect commenced drilling in March 1998.

    EXISTING WELL. In 1993, the Macarenas #1 well, a discovery well, was drilled on the Tapir block and produced 320 BOPD in a short-term test, but was not completed for production. Since the well was drilled and tested, additional oil pipeline infrastructure has been built in the area. The operator plans to place the well on long-term production test after the completion of the exploratory well to determine sustainable production rates and the extent of the reservoir.

    TERMS OF TAPIR CONTRACT. The Tapir Association Contract was effective on February 6, 1995 on terms substantially similar to the Rio Seco Association Contract. Heritage Minerals, the Tapir Association Contract operator, has completed a 51.5 mile seismic program in the field, which satisfied the work program for the first year of the Tapir Association Contract and part of the second year. The commitment for the second year well has been satisfied by the drilling of the Mateguafa well required in the second year work program.

    The Company acquired its interest in the Tapir Association Contract in April 1996 in consideration of the payment for $104,000 which represents reimbursement for past seismic costs and permit administration, and its agreement to pay its proportionate share of the costs of a seismic program, the first exploratory well, the production test on the Macarenas #1 well (assuming the parties elect to proceed therewith) and certain additional costs to earn its interest in the Tapir Contract. The Company estimates that its proportionate share of these costs, which are required to be paid to retain its interest in the Tapir Association Contract, are approximately $400,000.

 AUSTRALIA

    The following is a description of the Company's interests in Australia, which the Company plans to divest or farmout.

    SOUTHERN PERTH BASIN PERMITS. The Company holds an 11.77% working interest in Exploration Permit 381 ("EP381") and Exploration Permit 408 ("EP408"), both of which relate to properties that are located in the southern Perth Basin, Western Australia. Other interests in these permit areas are held by: Pennzoil (44.115%), Amity Oil (30.115%) and GeoPetro Company (14%).

    The Company has entered into a sales contract with Forcenergy International Inc. with respect to the sale of its interests in EP 381 and EP 408 for $850,000 and will be reimbursed $263,000 for certain capital expenditures. The required consents of governmental authority and most third parties have been received. Consummation of the transaction contemplated by the letter of intent is subject to obtaining the approval of one remaining third party. No absolute assurance can be given that the Company will complete this sale.

    BASS BASIN, BLOCK T27P. The Company holds a 20% working interest in Block T27P, a 1.8 million acre block in approximately 70 meters of water, in the Bass Basin, the central of three basins offshore southern Australia. The easternmost basin is the Gippsland Basin where BHP Petroleum and Esso have a series of large oil and gas fields. The westernmost basin is the Otway Basin, the site of recent gas discoveries by BHP Petroleum and others, which will likely serve the South Australia and Victoria gas market. The T27P block lies about halfway between the Victoria coast to the north and the Tasmania coast to the south (about 56 miles each way). The Bass Basin has been the site of a series of gas and oil shows and discoveries, including the Yolla Field, which is adjacent to Block T27P. The Yolla Field was discovered by Amoco in the mid-1980's and has not yet been appraised or developed.

    Globex Exploration, the operator of the permit with an 80% working interest, was granted the Offshore Petroleum Exploration Permit effective August 10, 1994 (the "Bass Basin Permit"). Globex completed a 620 mile 2D seismic program in the block. The remaining work commitment in the block consists of a 3D seismic survey and two exploratory wells. Globex has selected a drillable prospect some
6.2 miles north of the Yolla Field and is seeking additional participants in the block to share the cost of an exploratory well, which is estimated to be approximately $5.0 million. As suitable drilling rigs are not available in the near term, Globex has applied for a permit extension in the block until a suitable rig can be contracted.

    In March 1996, the Company acquired a six-month option to purchase its interest in the block for $250,000 and exercised that option in September 1996. Pursuant to the terms of the option agreement, the Company may elect to farmout up to 50% of its interest in the Bass Basin Permit. In addition, if Globex Exploration and the other interest holders seek to enter into a farmout, the Company has agreed to participate proportionally with such parties in such farmout provided that its interest may not be reduced below 10%.

PAPUA NEW GUINEA

    The Company holds 100% of exploration permit PPL-182 in southern Papua New Guinea effective June 11, 1996. The permit covers an area of 1,200,000 acres located both onshore and offshore in the Fly River Delta and the Gulf of Papua. Past exploration activity within PPL-182 has resulted in the acquisition of seismic data and the drilling of several exploration wells. The Company's first year work program consisted of a geological and geophysical review of existing data. The Company has entered into an Agreement with ARCO Papua New Guinea Inc. ("ARCO") for a farmout of its interest whereby ARCO will fund the Company's obligation for the twelve month period to July 1998 for an 80% interest in the subject exploration permit. In future periods, the Company has no obligation to expend funds but may be subject to a forfeiture of its interest should the Company decide not to continue to fund its remaining 20% interest.

OIL AND GAS RESERVES

    The following table sets forth estimated net proved oil and gas reserves of the Company, the estimated future net revenues before income taxes and the present value of estimated future net revenues before income taxes related to such reserves as of December 31, 1997. Estimated net proved oil and gas reserves and the estimated future net cash flows attributable thereto is based upon a report from Ryder Scott Company Petroleum Engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Securities and Exchange Commission. The present value of estimated future net revenues has been calculated using a discount factor of 10%.

                                                                  AS OF
                                                                 DECEMBER
                                                                 31, 1997
                                                               -------------
             Total net proved:
                Oil (MBbls)...................................       32,160
                Gas (MMcf)....................................            -
                Total (MBOE) .................................       32,160

             Net proved developed:
                Oil (MBbls)...................................       11,494
                Gas (MMcf)....................................            -
                Total (MBOE) .................................       11,494

             Estimated future net revenues before
                 income taxes (in thousands) (2)..............     $241,700

             Present value of estimated future net revenues
                before income taxes (in thousands) (1)(2).....     $144,866

             Standardized measure of discounted future net
                Cash flows (in thousands) (3).................     $100,617
             ---------------------------------------------------------------

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.
(2) Calculated using an average oil price of $10.15 per barrel.
(3) The standardized measure of discounted future net cash flows represents the present value of estimated future net revenues after income tax discounted at 10%.

     There are numerous uncertainties inherent in estimating quantities of proved reserves, future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates generally differ from the quantities of oil and gas ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates depends on the accuracy of the assumptions upon which they are based.

PRODUCTIVE WELLS

The following table sets forth the productive oil and gas wells owned by the Company as of December 31, 1997:
                                       WELLS(1)
                         -----------------------------------
                               OIL                  GAS
                         ---------------      --------------
                         GROSS       NET      GROSS      NET
                         -----       ---      -----      ---
Colombia........          3         1.7        0         0
Total...........          3         1.7        0         0

(1) One or more completions in the same well bore are counted as one well.

ACREAGE
       The following table sets forth estimates of the developed and undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1997:

                                 ACREAGE SUMMARY

                                          AS OF DECEMBER 31,1997
                            ----------------------------------------------------
                                  GROSS ACRES                NET ACRES(1)
                            ------------------------    ------------------------
                            DEVELOPED  UNDEVELOPED      DEVELOPED  UNDEVELOPED
Colombia:
  Rio Seco/Dindal............  14,459      94,579         8,343        54,572
  Monte Cristo/Rosa Blanca.       -       692,179             -       519,134
  Tapir....................       -       232,613             -        27,623
Papua New Guinea...........       -     1,200,000             -     1,200,000
Australia..................       -     2,394,546             -       429,978
                                  -     ---------             -       -------
  Total....................    14,459   4,613,917         8,343     2,231,307
                             ========   =========         =====     =========

(1) Based on the Company's 57.7% working interest (before Colombian Government participation).

DRILLING ACTIVITY

    The following table sets forth the number of wells drilled by the Company since its inception:

                                                EXPLORATORY                           DEVELOPMENT
                                   -------------------------------------      -------------------------------
                                     PRODUCTIVE                DRY               PRODUCTIVE          DRY
                                   --------------        ---------------      --------------    -------------
                                   GROSS      NET        GROSS       NET      GROSS      NET    GROSS     NET
                                   -----      ---        -----       ---      -----     ---     -----     ---
Year ended December 31, 1997:
  Colombia ..................        3        1.731        0           0        0        0        0        0
Year ended December 31, 1996:
  Colombia ..................        2        1.154        0           0        0        0        0        0
  Argentina .................        0            0        1         .25        0        0        0        0
Year ended December 31, 1995:
  Australia .................        0            0        1          .1        0        0        0        0

    Since December 31, 1997, the Company has drilled 0 gross productive exploratory wells (0 net to the Company), 1 gross nonproductive exploratory well (.577 net to the Company), 0 gross productive development wells (0 net to the

Company and 0 gross nonproductive development wells. In addition, the Company is currently drilling 0 gross development wells and testing 1 gross exploratory well.

GATHERING AND DISTRIBUTION SYSTEM

    Transportation and marketing of crude oil to be produced from Emerald Mountain is expected to be achieved through the construction of a 35 mile pipeline northwest from Emerald Mountain to the existing OAM pipeline, a regulated common carrier, at the town of La Dorado along the Magdalena River Valley. This pipeline, which is part of the Company's Phase I development plan, will have the capacity for 250,000 barrels per day but will be constrained by the existing capacity of 50,000 barrels per day on the OAM pipeline. Through the OAM pipeline, Emerald Mountain's production will be transported to pipeline terminal and storage facilities at Vasconia approximately 45 miles north of La Dorado. At Vasconia, crude oil from Emerald Mountain may then be shipped through the existing ODC and OCENSA pipelines, regulated common carriers, to the port city of Covenas on the Caribbean Sea for loading, export and sale. To avoid the capacity constraints on the OAM pipeline, the Company intends to build its Phase II pipeline from the end of its Phase I pipeline in La Dorado in Vasconia, where it will be able to utilize approximately 250,000 barrels per day of currently available capacity on the ODC and OCENSA pipelines.

    Phase I of the transportation plan provides for the construction of a pumping station, storage facility and 24 inch buried pipeline from the center of the project north and then northwesterly to connect to the OAM pipeline. Due to capacity limitations on the OAM pipeline, Phase I of the transportation plan is expected to provide shipment of crude oil at a rate of approximately 50,000 barrels per day. The total cost of infrastructure and pipeline construction of the Phase I transportation plan is estimated to be $97.9 million and the Company's share of such costs is estimated to be $34.2 million. Phase I is scheduled to be completed by the end of the second quarter of 1999.

    Phase II of the transportation plan provides for the construction of a new 24 inch pipeline parallel to the existing OAM pipeline along the 45 miles from La Dorado to Vasconia. The completion of Phase II is scheduled to occur by the end of the first quarter of 2000 and is designed to provide capacity for approximately 250,000 barrels per day at a total cost of about $85.8 million with the Company's share at $24.8 million.

    Specifications, planning and engineering studies for the planned pipeline and associated pumping stations to be constructed from Emerald Mountain to Vasconia are being conducted by Brown & Root Energy Services and Technivance Brown & Root S.A., subsidiaries of Halliburton Inc. Construction of additional pipelines beyond Phase I depends upon the availability of excess capacity on existing pipelines and the completion of satisfactory contractual arrangements with respect to such capacity.

    Oil produced from the Dindal block to date under the long-term production tests has been sold to Ecopetrol. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices.

REGULATION

    The Company's operations are affected by political developments and laws and regulations in the areas in which it operates. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such rules and regulations. In addition, various international laws and regulations covering the discharge of materials into the environment, the disposal of oil and gas wastes, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. Oil and gas industry legislation and agency regulation is periodically changed for a variety of political, economic, environmental and other reasons. Numerous governmental departments and agencies issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business.

COMPETITION

    The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company's competitors in Colombia include major integrated oil and gas companies and independent oil and gas companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and gas business for a longer time than the Company. Such companies may be able to offer more attractive terms in obtaining concessions for exploratory prospects and secondary operations and to pay more for productive properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

EMPLOYEES

    At December 31, 1997 the Company had 33 full time employees, primarily professionals, including geologists, geophysicists, and engineers.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY

     The Company's Common Shares have been listed on the American Stock Exchange under the ticker "SEV" since January 9, 1998 and the Toronto Stock Exchange ("TSE") in Toronto, Ontario, Canada under the ticker "SVS.U" since February 10, 1997. From June 30, 1995 through February 7, 1997, the Company's Common Shares traded on the Canadian Dealer Network under the symbol "SVS.U". The following table summarizes the high and low closing prices as reported on the Canadian Dealer Network for each quarterly period since the commencement of trading on through February 7, 1997 and the high and low sales prices as reported on the TSE from February 10, 1997 through December 31, 1997. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted:

                                                                       TOTAL
                                                      HIGH      LOW    VOLUME
                                                      ----      ---    ------
1996
First Quarter ...............................          6.75    0.55    8,402,885
Second Quarter ..............................         10.50    5.25    1,974,615
Third Quarter ...............................         20.00    7.00    6,655,958
Fourth Quarter ..............................         25.75   14.75    8,537,978
1997
First Quarter (through February 7,1997) .....         19.00   15.00    3,018,441
First Quarter (since February 10, 1997) .....         17.40    9.00    3,718,929
Second Quarter ..............................         13.10    8.25    3,200,200
Third Quarter ...............................         14.10    9.60    3,941,940
Fourth Quarter ..............................         20.05   11.80    7,541,766

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.

                                                                     PERIOD FROM
                                                                       INCEPTION
                                                                     FEBRUARY 3,
                                         YEAR ENDED DECEMBER 31,        1995 TO
                                        -----------------------     DECEMBER 31,
                                           1997            1996            1995
                                           ----            ----            ----
INCOME STATEMENT DATA:                  (in thousands, except per share amounts)
 Revenues............................   $ 1,567          $ 575           $ 152
 Net loss............................    (7,928)        (2,195)         (2,120)
 Net loss per common share...........     (0.24)         (0.17)          (0.23)

 Weighted average shares outstanding.    32,505          12,972          9,247
BALANCE SHEET DATA (END OF PERIOD):
 Cash and cash equivalents...........  $ 18,067        $ 10,620        $ 3,366
 Total assets........................   291,914         235,501          4,170
 Current liabilities.................     8,205           2,806            120
 Minority interest...................     4,087           1,060            --
 Stockholders' equity................   184,163         167,667          4,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Seven Seas is an independent international energy company engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery ("Emerald Mountain") held by two adjoining association contracts covering 109,000 acres in central Colombia. The Company has focused its efforts on delineating the oil and gas potential of Emerald Mountain. The Company also has interests in three additional association contracts in Colombia, which, together with the Emerald Mountain association contracts, cover over one million gross acres. The Company also has certain other interests in Australia and Papua New Guinea. As a result of its focus on its Colombian properties, the Company is in the process of divesting or farming out its oil and gas interests in Australia and Papua New Guinea.

TERMS OF ASSOCIATION CONTRACTS AND RELATED MATTERS

    The Company has a 57.7% working interest (before Colombian government participation) in the Association Contracts. The Colombian government receives a royalty equal to 20% of production (after transportation costs are deducted). In the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. If a commercial field produces in excess of 60 MMBbls, Ecopetrol's interest in production and costs will increase to a maximum interest of 70% in Dindal and 75% in Rio Seco depending upon production from Emerald Mountain. Until commercial production is initiated, the Company expects that the working interest owners will fund all costs associated with the initiation of commercial production and that, upon such initiation, Ecopetrol's 50% share of such costs will be repaid through proceeds from their share of production.

    To date, all oil produced has been from production testing on Emerald Mountain. Upon Ecopetrol's acceptance of commerciality of the Company's discovery, oil produced from the Dindal and Rio Seco blocks may be sold to Ecopetrol or to third parties. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices.

COLOMBIAN TAXES

    The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

ACCOUNTING POLICIES

    ACCOUNTING PRINCIPLES. The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). As a consequence to the Company's listing on the Toronto Stock Exchange, the Company is required to file an Annual Information Form with the Ontario Securities Commission with its Consolidated Financial Statements and Notes thereto, prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). To meet its financial reporting and disclosure requirements in Canada, the Company will file this document with its Consolidated Financial Statements and Notes thereto prepared in accordance with Canadian GAAP. The Consolidated Financial Statements and Notes prepared in accordance with Canadian GAAP do not require certain entries discussed below or development stage presentation which the Company has made to conform to US GAAP. The Company recorded deferred income tax liabilities relating to the acquisitions of GHK Company Colombia, Esmeralda LLC, and 62.963% of Cimarrona LLC in 1996 and Petrolinson, S.A. on March 5, 1997 pursuant to US GAAP. The credit to deferred income tax liabilities and the corresponding increase in unevaluated oil and gas interests amounted to $70,458,512 and $63,967,775 as of December 31, 1997 and December 31, 1996, respectively. These liabilities for deferred income taxes recorded in 1997 and 1996 would not be required by Canadian GAAP. In addition, 1997 general and administrative expense includes compensation expense of $2,140,250 relating to a change in the exercise period of stock options held by former executives. Recognition of such expense would not be required by Canadian GAAP.

     DEVELOPMENT STAGE ACCOUNTING. The Company's exploration and development activities have generated an insignificant amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "deficit accumulated during the development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from the Company's inception. The statement of cash flows shows inflows and outflows for the current period and from the Company's inception. The statement of stockholders' equity presents the date and number of shares of each class of security issued for cash or other consideration and the dollar amount assigned. In addition, the notes to financial statements are required to identify the enterprise as development stage. The Company will cease presentation as a development stage enterprise when significant revenues from planned operations are generated.

    OIL AND GAS PROPERTIES. The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized employee costs related to exploratory and property evaluation efforts of $140,628. No such costs were capitalized during 1997. The Company capitalized interest of $600,000 in 1997.

    The capitalized costs of oil and gas properties in each cost center are amortized on the composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

    As of December 31, 1997, The Company's historical results of operations have been presented as a development stage company under US GAAP; thus, period to period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be materially dependent upon the success of the Company's Emerald Mountain operations.

RESULTS OF DEVELOPMENT STAGE OPERATIONS

    Oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells on Emerald Mountain, which comprised four wells in 1997 and two wells in 1996. Revenues from oil sales were $779,767, $233,682, and $ -0- in 1997, 1996, and for the period from inception on February 3, 1995 to December 31, 1995 (the "1995 Period"), respectively. Lease operating expenses were $907,218 and $252,504 in 1997 and 1996, respectively.

    Interest income increased from $341,599 in 1996 to $787,189 in 1997. The increase was the consequence of higher cash balances resulting from the private placements of the Company's securities. The increase from $152,383 for the 1995 Period to $341,599 for the year ended December 31, 1996 was also the consequence of higher cash balances resulting from private placements of the Company's securities.

    General and administrative costs under US GAAP were $8,714,333 in 1997 as compared to $2,454,884 for 1996. The increase was primarily attributable to severance costs paid to former executive officers and recognition of compensation expense related to a change in the exercise period of stock options held by such executives. In addition, the Company expanded its operating activities and added to its professional staff in the U. S. and Colombia. General and administrative costs increased from $1,070,765 for the 1995 Period to $2,452,546 for the year ended December 31, 1996 primarily as a result of a full year of expenses incurred by the Company in 1996 as compared to 1995, and the increase in activities associated primarily with the acquisition of GHK Company Colombia, Esmeralda LLC, and Cimarrona LLC.

    Depreciation and amortization increased from $111,334 for the year ended December 31,1996 to $148,065 for the year ended December 31, 1997. The increase was primarily attributable to the amortization of costs incurred in issuing the Special Notes in August 1997 (see "-Liquidity and Capital Resources" below). Depreciation and amortization increased from $37,671 for the 1995 Period to $111,334 for the year ended December 31, 1996 primarily as a result of the acquisitions mentioned above and the inclusion of a full year of expenses incurred by the Company in 1996 as compared to 1995. As of December 31, 1997, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    The Company incurred net losses of $7.9 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively, and $2.1 million for the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through December 1997, resulting in aggregate cash proceeds of $47.0 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153.1 million in the aggregate. From inception through December 31, 1997, the Company had capital expenditures of $22.4 million for the acquisition, exploration, and development of its oil and gas properties including $20.3 million with respect to its interests in Colombia and approximately $2.1 million, of which $1.1 million has been expensed, with respect to its interests in other countries. Such expense included $500,800 for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa and $622,006 associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

        The Company's primary capital commitments include Phases I and II of its development program. The Company's capital expenditures estimated for Phase I include $16.2 million for field development and delineation and $34.2 million for pipeline and production facilities. The Company's capital expenditures estimated for Phase II include $63.4 million for field development and delineation and $24.8 million for pipeline and production facilities. The Company may finance its operations and investments through the issuance of public and private debt, equity, and convertible securities, as well as through commercial banking credit facilities. However, there can be no assurance that debt or equity financing will be available to the Company on economically acceptable terms. If sufficient funds are not available to meet the Company's obligations with respect to a property, the Company may elect to forfeit its interest in such property. The Company does not anticipate that it will forfeit its interest in such property.

    COLOMBIA. During the remainder of 1998, the Company plans to drill a total of seven additional wells on the Dindal and Rio Seco blocks, construct a 36-mile pipeline to provide transportation capacity of 50,000 barrels per day, conduct seismic operations, and carry out other development activities for an aggregate estimated cost of $67.6 million. The pipeline is scheduled for completion in mid-1999. An exploratory well on the Company's non-operated Tapir Block in Colombia commenced drilling in March 1998. The Company's share of budgeted costs are approximately $400,000.

    For the years ended December 31, 1997 and 1996, the Company had oil sales of $779,767 and 233,682, respectively, solely from production testing of the Company's wells on Emerald Mountain, which comprised four wells in 1997 and two wells in 1996. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation and development of the field through the drilling of additional wells and construction of producing facilities and pipelines. The Company has received preliminary plans for the construction of pipelines and producing facilities, and permitting and final planning for pipelines and production facilities is now proceeding. Completion of the first phase of these facilities is scheduled for mid-1999.

    AUSTRALIA AND PAPUA NEW GUINEA. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In Papua New Guinea, the Company signed a farm-out agreement with ARCO Papua New Guinea Inc. whereby the Company will retain a 20% carried interest with no required capital expenditures. Final government approval of the agreement is pending. In the Western Perth Basin in Australia, the Company has signed a purchase and sale agreement with Forcenergy International Inc. in which the Company will exchange its 11.77% working interest for $850,000. The Company will retain a small overriding interest and will also be reimbursed $263,000 for certain capital expenditures. The agreement is pending its final approval by an aboriginal council in West Australia. In the Bass Strait Basin in Australia, the Company is seeking to farm-out its interests. The Company has no required capital commitments for this prospect.

    CONVERTIBLE DEBENTURES. In August 1997, the Company issued $25 million of Special Notes in a private transaction with institutional and accredited investors. Interest on the Special Notes is payable in arrears at a rate of 6% per annum on December 31 and June 30 in each year until maturity, commencing on December 31, 1997.

    The Special Notes are exchangeable for a like principal amount of convertible redeemable debentures (the "Convertible Debentures") on the earlier occurring of (i) the effectiveness of a registration statement under the Securities' Act of 1933 as Amended (the "Securities Act") covering the resale of the Convertible Debentures and compliance with certain Canadian securities requirements, and (ii) August 7, 1998. The Convertible Debentures are convertible into Units totaling 2,173,913 common shares and warrants exercisable for 1,086,957 common shares. Each warrant is exercisable for one common share at an exercise price of $15 and expire on August 7, 1998. Upon exercise of all of the warrants, the Company will receive proceeds of $16 million. The Convertible Debentures are convertible into common shares at the option of the Company if a registration statement of the common shares has been declared effective under the Securities Act and has been effective during the seven day notice period required to be given by the Company to the holders of the Convertible Debentures of its intent to exercise its conversion rights, provided that the Company's shares have traded at or above U.S. $14.00 per share for 20 consecutive trading days on the Toronto Stock Exchange. The Company intends to file a registration statement covering the common shares in April 1998. The Special Notes and Debentures are secured by a pledge of shares of certain of the subsidiaries of the Company and are guaranteed by Seven Seas Petroleum Holdings Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                         PAGE

Seven Seas Petroleum Inc. and Subsidiaries

        Report of Independent Public Accountants................................   F-1

        Consolidated Balance Sheets as of December 31, 1997 and 1996............   F-2

        Statements of Consolidated Operations for the years ended
          December 31, 1997 and 1996 and from Inception (February 3,
          1995) to December 31, 1995............................................   F-3

        Statements of Consolidated Stockholders' Equity
         for the years ended  December 31, 1997 and 1996 and from
         Inception (February 3, 1995) to December 31, 1995......................   F-4

        Statements of Cash Flows for the years ended December 31, 1997 and 1996 and from Inception (February 3, 1995) to
          December 31, 1995.....................................................   F-5

        Notes to Financial Statements...........................................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Seven Seas Petroleum Inc.:

We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation in the development stage) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the years then ended and for the period from inception (February 3, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended and for the period from inception (February 3, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Houston, Texas
February 27, 1998

SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

     SELECTED QUARTERLY DATA. Results of development stage operations by quarter for the years ended December 31, 1997, and 1996 were:

                    (in thousands, except per share amounts)
                               1997 QUARTER ENDED
           -----------------------------------------------------------------------------------
                                               MARCH 31    JUNE 30     SEPT. 30     DEC. 31
                                               --------    -------     --------     -------
           Operating revenues                     $ 434       $ 237        $ 308       $ 588
           Less costs and expenses                1,194       2,408        1,340       4,847

                                                   (760)     (2,171)      (1,032)     (4,259)
                                              ----------  ---------     -------    ---------
           Minority Interest                         38          35           59         162
                                              ----------  ---------     -------    ---------


           Net loss                              $ (722)   $ (2,137)     $ (972)     $(4,097)
                                              =========   =========     =======    =========


           Net loss per share                     $(.03)      $(.06)     $ (.03)       $(.12)
                                              =========   =========     =======    =========

                               1996 QUARTER ENDED

           -----------------------------------------------------------------------------------
                                               MARCH 31    JUNE 30     SEPT. 30     DEC. 31
                                               --------    -------     --------     -------
           Operating revenues                    $ 45        $ 87        $ 221       $ 222
           Less costs and expenses                311         619          765       1,140

                                                (266)        (532)        (544)       (917)
           Minority Interest                                                            64


           Net loss                            $(266)      $ (532)      $ (544)      $(853)
                                                ======     ========   =========      =====


           Net loss per share                  $(.02)       $(.04)      $ (.04)      $(.07)
                                                ======      ======    =========      =====

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Seven Seas Petroleum Inc.:

We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation in the development stage) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the years then ended and for the period from inception (February 3, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the period from inception (February 3, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Houston, Texas
February 27, 1998

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,            DECEMBER 31,
                                                                              1997                    1996
                                                                        --------------          -------------
ASSETS

CURRENT
    Cash and cash equivalents                                            $ 18,067,189            $ 10,620,477
    Marketable securities                                                      43,795                  43,795
    Accounts receivable                                                     3,865,180               1,241,430
    Prepaids and other                                                        118,447                      -
                                                                         ------------            ------------
                                                                           22,094,611              11,905,702

    Note receivable from related party                                        200,000                       -
    Evaluated oil and gas interests, full-cost method                      46,116,873               1,611,665
    Unevaluated oil and gas interests, full-cost method                   221,713,473             221,884,126
    Fixed assets, net of accumulated depreciation of $42,716 at
    December 31, 1997 and $12,194 at December 31, 1996                        303,623                  74,219
    Other assets, net of accumulated amortization of $194,166
      at December 31, 1997 and $76,622 at December 31, 1996                 1,485,544                  25,270
                                                                         ------------            ------------
TOTAL ASSETS                                                            $ 291,914,124           $ 235,500,982
                                                                        =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable                                                      $ 6,885,573             $ 2,560,665
    Accrued compensation                                                    1,228,000                       -
    Other accrued liabilities                                                  91,917                 245,000
                                                                               -------                -------
                                                                            8,205,490               2,805,665

Long-term debt                                                             25,000,000                       -
Deferred income taxes                                                      70,458,512              63,967,775
Minority interest                                                           4,087,022               1,060,433
Commitents and Contengencies (Note 10)                                          --                       --

STOCKHOLDERS' EQUITY
Share capital - Authorized unlimited common shares without par value and unlimited Class A preferred shares without par value;
   35,071,606 and 13,315,796 issued and outstanding common shares
   at December 31, 1997 and December 31, 1996, respectively               196,405,889               6,781,616
Preferred share subscriptions - 5,002,972 shares at
   December 31, 1996                                                                -              45,652,120
Special warrant subscriptions - 14,274,171 warrants at
   December 31, 1996                                                                -             119,548,227
Deficit accumulated during development stage                              (12,242,557)             (4,314,622)
Treasury stock, 29 shares held at December 31, 1997 and
   December 31, 1996                                                             (232)                   (232)
                                                                                -----                   -----
Total Stockholders' Equity                                                184,163,100             167,667,109
                                                                        --------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 291,914,124           $ 235,500,982
                                                                        ==============          =============

   The accompanying notes are an integral part of these financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT

                                                                                                                     CUMULATIVE
                                                                                        TOTAL FROM INCEPTION    TOTAL FROM INCEPTION
                                                                                         (FEBRUARY 3, 1995)       (FEBRUARY 3, 1995)
                                                             YEAR ENDED DECEMBER 31,       TO DECEMBER 31,          TO DECEMBER 31,
                                                             -----------------------       ---------------          ---------------
                                                            1997              1996               1995                   1997
                                                            ----              ----               ----                   ----
REVENUE
    Crude oil sales                                      $ 779,767         $ 233,682                $ -             $ 1,013,449
    Interest income                                        787,189           341,599            152,383               1,281,171
                                                         ---------        ----------          ---------              ----------
                                                         1,566,956           575,281            152,383               2,294,620

EXPENSES
    General and administrative                           8,714,333         2,454,884          1,070,765              12,239,982
    Lease operating expenses                               907,218           252,504                  -               1,159,722
    Depreciation and amortization                          148,065           111,334             37,671                 297,070
    Dry hole and abandonment costs                          16,952             4,910          1,122,806               1,144,668
    Geological and geophysical                              27,372            10,521              9,769                  47,662
    Other (income) expense                                 (25,331)                -                  -                 (25,331)
    Loss on sale of resource properties                      -                    -              31,357                  31,357
                                                         ---------        ----------          ---------              ----------
                                                         9,788,609         2,834,153          2,272,368              14,895,130

NET LOSS BEFORE MINORITY INTEREST                       (8,221,653)       (2,258,872)        (2,119,985)            (12,600,510)

MINORITY INTEREST                                          293,718            64,235                 -                  357,953
                                                         ---------        ----------          ---------              ----------
NET LOSS                                              $ (7,927,935)     $ (2,194,637)      $ (2,119,985)          $ (12,242,557)
                                                      =============     =============      =============          ==============
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE , BEGINNING OF PERIOD                 (4,314,622)       (2,119,985)                 -                       -

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE , END OF PERIOD                    $ (12,242,557)     $ (4,314,622)      $ (2,119,985)          $ (12,242,557)
                                                     ==============     =============      =============          ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                $ (0.24)          $ (0.17)           $ (0.23)                $ (0.66)
                                                           ========          ========           ========                ========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                             32,504,872        12,971,871          9,247,101              18,515,541
                                                        ===========       ===========         ==========             ==========

   The accompanying notes are an integral part of these financial statements

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1997


                                                                                                              COMMON STOCK
                                                                                                       -----------------------
                                                                                      DATE             NUMBER           AMOUNT
                                                                                      ----             --------         ------
Issuance of common share to founder                                             February 3, 1995               1        $ -
Issuance of common shares to founder for cash                                   February 27, 1995        999,999             1
Issuance of common shares in a private placement for cash
($0.25 per share)                                                               March 22, 1995         4,000,000     1,000,000
Issuance of common shares in private placements for cash
($0.75 per share):                                                              May 31, 1995           5,687,666     4,265,750
                                                                                June 9, 1995             979,000       734,250
Issuance  of common shares in settlement of agents' fees
($0.75 per share):                                                              May 31,1995              284,383       213,287
                                                                                June 9, 1995              48,950        36,713
Less:  Common share issuance cost                                               May 31 - June 9, 1995     -           (250,000)
Issuance of common shares in connection with the May 5, 1995
amalgamation agreement  with Rusty Lake Resouces ($0.25 per share)              June 29-30, 1995         680,464       170,116
Net loss                                                                                                  -               -
                                                                                                      ----------     ---------
BALANCE AT DECEMBER 31, 1995                                                                          12,680,463     6,170,117

Issuance of special warrants in a brokered private placement for cash
($2.75 per warrant)                                                             March 15, 1996            -             -
Issuance of common shares to the Company's 401(k) plan
($7.875 per share)                                                              April 29,1996             10,000        78,750
Purchase Treasury Stock ($8.00 per share)                                       June 26, 1996             -             -
Exercise of stock options for cash ($.75 per share)                             Jan. - June 1996         305,000       228,750
Exercise of stock options for cash ($7.125 per share)                           April 29, 1996            10,000        71,250
Issuance of  exchangeable preferred stock in connection with business
combination ( $9.125 per share)                                                 July 26, 1996             -             -
Issuance of  special warrants in connection with business combination
( $9.125 per warrant)                                                           July 26, 1996             -             -
Issuance of convertible special warrants in a brokered private  placement
for cash ($15.00 per warrant)                                                   October 16, 1996          -             -
Exercise of stock options for cash ($.75 per share)                             July - December 1996     310,333       232,749
Net loss                                                                                                 -             -
                                                                                                      ----------     ---------
BALANCE AT DECEMBER 31, 1996                                                                          13,315,796     6,781,616

Conversion of special warrants issued in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                             February 7, 1997      11,774,171   107,439,309
Conversion of  the preferred shares in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                             February 7, 1997       5,002,972    45,652,120
Conversion of privately placed special warrants  ($15.00 per warrant)           February 7, 1997         500,000     7,013,370
Conversion of privately  placed special warrants ($2.75 per warrant)            February 7, 1997       2,000,000     5,095,548
Issuance of common shares in connection with the business combination
($18.55 per share)                                                              March 5, 1997          1,000,000    18,550,000
Conversion of privately  placed special warrants for cash
($3.50 per warrant)                                                             March 14, 1997         1,000,000     3,500,000
Exercise of stock options  ($.75 - 10.90 per share)                             Jan.-December 1997       478,667     2,373,926
Net loss                                                                                                 -             -
                                                                                                 ---------------   -------------
BALANCE AT DECEMBER 31, 1997                                                                          35,071,606   $ 196,405,889
                                                                                                 ===============   =============



                STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1997

                                  (Continued)





                                                                                   PREFERRED STOCK              SPECIAL WARRANTS
                                                                                --------------------        ---------------------
                                                                                NUMBER        AMOUNT        NUMBER         AMOUNT
                                                                                ------        ------        ------         ------
Issuance of common share to founder                                               -           $ -              -            $ -
Issuance of common shares to founder for cash                                     -             -              -              -
Issuance of common shares in a private placement for cash
($0.25 per share)                                                                 -             -              -              -
Issuance of common shares in private placements for cash
($0.75 per share):                                                                -             -              -              -
                                                                                  -             -              -              -
Issuance  of common shares in settlement of agents' fees
($0.75 per share):                                                                -             -              -              -
                                                                                  -             -              -              -
Less:  Common share issuance cost                                                 -             -              -              -
Issuance of common shares in connection with the May 5, 1995
amalgamation agreement  with Rusty Lake Resouces ($0.25 per share)                -             -              -              -
Net loss                                                                          -             -              -              -

BALANCE AT DECEMBER 31, 1995                                                      -             -              -              -

Issuance of special warrants in a brokered private placement for cash
($2.75 per warrant)                                                               -             -         2,000,000      5,095,548
Issuance of common shares to the Company's 401(k) plan
($7.875 per share)                                                                -             -              -              -
Purchase Treasury Stock ($8.00 per share)                                         -             -              -              -
Exercise of stock options for cash ($.75 per share)                               -             -              -              -
Exercise of stock options for cash ($7.125 per share)                             -             -              -              -
Issuance of  exchangeable preferred stock in connection with business
combination ( $9.125 per share)                                              5,002,972     45,652,120          -              -
Issuance of  special warrants in connection with business combination
( $9.125 per warrant)                                                             -             -        11,774,171    107,439,309
Issuance of convertible special warrants in a brokered private  placement
for cash ($15.00 per warrant)                                                     -             -           500,000      7,013,370
Exercise of stock options for cash ($.75 per share)                               -             -              -              -
Net loss                                                                          -             -              -              -

BALANCE AT DECEMBER 31, 1996                                                 5,002,972     45,652,120    14,274,171    119,548,227

Conversion of special warrants issued in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                               -             -       (11,774,171)  (107,439,309)
Conversion of  the preferred shares in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                         (5,002,972)   (45,652,120)         -              -
Conversion of privately placed special warrants  ($15.00 per warrant)             -             -          (500,000)    (7,013,370)
Conversion of privately  placed special warrants ($2.75 per warrant)              -             -        (2,000,000)    (5,095,548)
Issuance of common shares in connection with the business combination
($18.55 per share)                                                                -             -              -              -
Conversion of privately  placed special warrants for cash
($3.50 per warrant)                                                               -             -              -              -
Exercise of stock options  ($.75 - 10.90 per share)                               -             -              -              -
Net loss                                                                          -             -              -              -
                                                                            -----------   -----------    -----------    ------------
BALANCE AT DECEMBER 31, 1997                                                      -           $ -              -            $ -
                                                                            ===========   ===========    ===========    ============






                STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1

                                  (Continued)



                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                              TREASURY STOCK            DURING
                                                                             -----------------        DEVELOPMENT
                                                                             NUMBER     AMOUNT          PHASE             TOTAL
                                                                             ------     ------          -----             -----
Issuance of common share to founder                                             -       $ -             $ -               $ -
Issuance of common shares to founder for cash                                   -         -               -                      1
Issuance of common shares in a private placement for cash
($0.25 per share)                                                               -         -               -              1,000,000
Issuance of common shares in private placements for cash
($0.75 per share):                                                              -         -               -              4,265,750
                                                                                -         -               -                734,250
Issuance  of common shares in settlement of agents' fees
($0.75 per share):                                                              -         -               -                213,287
                                                                                -         -               -                 36,713
Less:  Common share issuance cost                                               -         -               -               (250,000)
Issuance of common shares in connection with the May 5, 1995
amalgamation agreement  with Rusty Lake Resouces ($0.25 per share)              -         -               -                170,116
Net loss                                                                        -         -         (2,119,985)         (2,119,985)

BALANCE AT DECEMBER 31, 1995                                                    -         -         (2,119,985)          4,050,132

Issuance of special warrants in a brokered private placement for cash
($2.75 per warrant)                                                             -         -               -              5,095,548
Issuance of common shares to the Company's 401(k) plan
($7.875 per share)                                                              -         -               -                 78,750
Purchase Treasury Stock ($8.00 per share)                                      29      (232)              -                   (232)
Exercise of stock options for cash ($.75 per share)                             -         -               -                228,750
Exercise of stock options for cash ($7.125 per share)                           -         -               -                 71,250
Issuance of  exchangeable preferred stock in connection with business
combination ( $9.125 per share)                                                 -         -               -             45,652,120
Issuance of  special warrants in connection with business combination
( $9.125 per warrant)                                                           -         -               -            107,439,309
Issuance of convertible special warrants in a brokered private  placement
for cash ($15.00 per warrant)                                                   -         -               -              7,013,370
Exercise of stock options for cash ($.75 per share)                             -         -               -                232,749
Net loss                                                                        -         -         (2,194,637)         (2,194,637)

BALANCE AT DECEMBER 31, 1996                                                   29      (232)        (4,314,622)        167,667,109

Conversion of special warrants issued in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                             -         -               -                    -
Conversion of  the preferred shares in connection with the business
combination dated  July 26, 1996 ($9.125 per share)                             -         -               -                    -
Conversion of privately placed special warrants  ($15.00 per warrant)           -         -               -                    -
Conversion of privately  placed special warrants ($2.75 per warrant)            -         -               -                    -
Issuance of common shares in connection with the business combination
($18.55 per share)                                                              -         -               -             18,550,000
Conversion of privately  placed special warrants for cash
($3.50 per warrant)                                                             -         -               -              3,500,000
Exercise of stock options  ($.75 - 10.90 per share)                             -         -               -              2,373,926
Net loss                                                                        -         -         (7,927,935)         (7,927,935)
                                                                             -----    -------       -----------         -----------
BALANCE AT DECEMBER 31, 1997                                                   29     $ (232)    $ (12,242,557)      $ 184,163,100
                                                                             =====    =======       ===========        ============

   The accompanying notes are an integral part of these financial statements

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                  TOTAL FROM        CUMULATIVE TOTAL
                                                                                                    INCEPTION        FROM INCEPTION
                                                                                               (FEBRUARY 3, 1995) (FEBRUARY 3, 1995)
                                                                  YEAR ENDED DECEMBER 31,        TO DECEMBER 31,     TO DECEMBER 31,
                                                                  -----------------------
                                                                  1997              1996              1995               1997
                                                                  ----              ----              ----               ----
OPERATING ACTIVITIES

    Net loss                                                 $ (7,927,935)     $ (2,194,637)     $ (2,119,985)     $ (12,242,557)
    Add (subtract) items not requiring (providing) cash:
    Compensation Expense                                        2,140,250                 -                 -          2,140,250
    Minority interest                                            (293,718)          (64,235)                -           (357,953)
    Common stock contribution to 401(k) retirement plan              -               78,750                 -             78,750
    Dry hole and abandonment costs                                 16,952                 -         1,122,806          1,139,758
    Loss on sale of resource properties                              -                    -            31,357             31,357
    Depreciation and amortization                                 148,065           111,334            37,671            297,070
    Changes in working capital excluding changes to
       cash and cash equivalents:
       Accounts receivable                                     (2,082,750)         (316,431)          (43,642)        (2,442,823)
       Prepaids and other, net                                   (118,447)              482              (482)          (118,447)
       Accounts payable                                         1,389,194           (17,472)          120,305          1,492,027
      Other accrued liabilities                                  (153,083)          245,000                -              91,917
                                                              ------------       -----------       -----------       ------------
Cash Flow Used in Operating Activities                         (6,881,472)       (2,157,209)         (851,970)        (9,890,651)
                                                              ------------       -----------       -----------       ------------
INVESTING ACTIVITIES

    Exploration of oil and gas properties                     (16,359,726)       (4,309,446)       (1,696,943)       (22,366,115)
    Proceeds from acquisition                                           -           630,226                 -            630,226
    Proceeds from sale of property                                      -                 -            84,336             84,336
    Note Receivable from related party                           (200,000)                -                 -           (200,000)
    Other asset additions                                        (280,194)          (64,135)         (169,821)          (514,150)
                                                              ------------       -----------       -----------       ------------
Cash Flow Used in Investing Activities                        (16,839,920)       (3,743,355)       (1,782,428)       (22,365,703)
                                                              ------------       -----------       -----------       ------------
FINANCING ACTIVITIES

    Proceeds from special warrants issued                            -           12,108,917                 -         12,108,917
    Proceeds from share capital issued                          4,961,726           532,750         6,000,001         11,494,477
    Proceeds from additional paid-in capital contributed             -                  999                 -                999
    Proceeds from issuance of special notes                    25,000,000                 -                 -         25,000,000
    Costs of issuing special notes                             (1,572,929)                -                 -         (1,572,929)
    Contributions by minority interest                          2,779,307           513,004                 -          3,292,311
    Purchase of treasury stock                                       -                 (232)                -               (232)
                                                              ------------       -----------       -----------       ------------
Cash Flow Provided by Financing Activities                     31,168,104        13,155,438         6,000,001         50,323,543
                                                              ------------       -----------       -----------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            7,446,712         7,254,874         3,365,603         18,067,189
Cash and cash equivalents, beginning of period                 10,620,477         3,365,603                -                  -
                                                              ------------       -----------       -----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 18,067,189      $ 10,620,477       $ 3,365,603       $ 18,067,189
                                                             =============     =============      ============      ============

   The accompanying notes are an integral part of these financial statements

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      DEVELOPMENT STAGE OPERATIONS:

        Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are collectively a development stage enterprise engaging in acquisition, exploration, and development of interests in oil and gas projects worldwide. The Company's primary business operations to date have been the exploration and development of its interests in Colombia, South America.

        The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent participating interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts" or the "Emerald Mountain Project"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the National Oil Company of Colombia, in March 1993 and August 1995, respectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. In 1994, a predecessor to the Company drilled the Escuela #1, which was non-commercial. The final exploratory wells completed to date on Emerald Mountain have encountered an average 303 feet of net pay at verticle depths between 6,000 and 7,500 feet. For the five wells when production testing has been completed, actual per well production rate realized ranged from 3,415 to 13,123 Bbls/d with average in excess of 7,079 barrels per day. The Company plans to rapidly and efficiently continue its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

        Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company has expended, and plans to expend, significant amounts of capital on the acquisition and exploration of its properties, and most of such properties have not been fully evaluated for hydrocarbon potential. The exploration and development of current properties and any properties acquired in the future are expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financings, which might involve encumbering properties or entering into arrangements where certain costs of exploration will be paid by others to earn an interest in the property. Seven Seas' success currently depends to a high degree on its activities in Colombia. However, there are risks that result because the Company has acquired, and intends to continue to acquire, interests in properties outside of North America, in some cases in countries that may be considered politically and economically unstable.

2.      BUSINESS COMBINATION:

        On June 29, 1995 the Supreme Court of British Columbia approved the May 5, 1995 amalgamation of Seven Seas and Rusty Lake Resources Ltd. Stockholders of Rusty Lake Resources Ltd. were issued one common share in Seven Seas, the new company after the amalgamation, for each 35 common shares held in Rusty Lake Resources Ltd. Additional shares of Seven Seas were issued in settlement of certain indebtedness of Rusty Lake Resources Ltd. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and Rusty Lake Resources Ltd. has been prospectively reflected in the Company's financial statements since June 29, 1995. The net assets of Rusty Lake Resources Ltd. were recorded on the books of Seven Seas as follows:

                      Marketable securities                $   3,370
                      Goods and services tax receivable        3,099
                      Resource properties                    115,693
                      Other assets (organization costs)       87,481
                      Accounts payable                       (39,527)
                      Share capital (680,464 shares)        (170,116)

        On July 26, 1996 the Company acquired 100 percent of the outstanding stock which represented 100 percent of the voting shares held in GHK Company Colombia and Esmeralda LLC. Additionally, on the same date, the Company acquired 62.963 percent of the outstanding shares and voting stock in Cimarrona LLC. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the operations of the acquired entities have been reflected in the Company's financial statements since July 26, 1996. As consideration for the increased interest from these acquisitions, Seven Seas issued to the stockholders in GHK Company Colombia, Esmeralda LLC and Cimarrona LLC a combination of preferred shares and special warrants which were exchangeable into a total of 16,777,143 common shares upon the earlier of the approval of a prospectus qualifying the exchange, or one year from the closing of the transaction. Of the 16,777,143 preferred shares and special warrants, 5,002,972 preferred shares were issued for all of the common shares in GHK Company Colombia, 4,469,028 special warrants were issued for all of the common shares in Esmeralda LLC, and 7,305,143 special warrants were issued for 62.963 percent of the common shares in Cimarrona LLC. The remaining 37.037 percent interest in Cimarrona LLC represents a minority interest which is reflected as such on the balance sheet. The 16,777,143 preferred shares and special warrants were recorded based on the closing stock price of Seven Seas on July 26, 1996 at $9.125 totaling $153,091,430. Collectively, the acquisition of these three companies resulted in the purchase of an additional 36.7 percent participating interest in the Association Contracts in which the Company previously held a 15 percent participating interest. All three entities were oil and gas exploration companies whose only material asset was the participating interest they held in the Association Contracts in Colombia. Net assets acquired include $217,090,298 assigned to oil and gas properties (which are subject to future evaluation based on further appraisal drilling) and other nominal net working capital, less amounts attributable to the minority interest in Cimarrona LLC. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $63,967,775 of deferred Colombian and U.S. income taxes was also recorded in this acquisition (see Notes 3 and 5) and is included in the amount assigned to oil and gas properties. Income and expenditures incurred by these three entities after July 26, 1996 are included in the statements of operations and accumulated deficit for the years ended December 31, 1997 and 1996.

        Of the 16,777,143 preferred shares and special warrants issued, 11,744,000 are held subject to an escrow agreement, whereby one third of the securities are released each year for three years. The securities may be released earlier based upon a valuation of the Seven Seas interests in the Association Contracts. On July 26, 1997, one-third of the 11,744,000 common shares or 3,914,667 was released from escrow pursuant to the escrow agreement.

        On February 7, 1997 approvals were granted by the Ontario Securities Commission, British Columbia Securities Commission and the Alberta Securities Commission for the prospectus filed to qualify 11,774,171 special warrants and 5,002,972 preferred shares which were automatically converted to common stock. These shares were issued in connection with the acquisition of a 36.7 percent participating interest in the Association Contracts in Colombia by the Company on July 26, 1996.

        On March 5, 1997 the Company acquired 100 percent of the outstanding voting stock held in Petrolinson, S.A. The terms of the transaction were agreed to in a letter of intent dated November 22, 1996. The principal asset owned by Petrolinson, S.A. is a six percent participating interest in the Association Contracts. As consideration for the six percent participating interest in the Association Contracts, Seven Seas issued to the sole shareholder in Petrolinson, S.A. 1,000,000 common shares of Seven Seas Petroleum Inc. common stock. The common shares issued to the sole shareholder of Petrolinson, S.A. were subject to an escrow agreement, the terms of which provided for a 120 day escrow of shares commencing from March 5, 1997 with an option by the Company to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the sole shareholder of Petrolinson , S.A. were released from escrow on July 3, 1997, in accordance with the escrow agreement as described above. This six percent interest will be carried through exploration by the other 94 percent participating interest parties. This transaction has been reflected in 1997 as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the acquired operations have been reflected in the Company's financial statements since March 5, 1997. The 1,000,000 shares were recorded based on the weighted average closing stock price of Seven Seas for the period beginning 30 days prior to and 30 days subsequent to the date the Letter of Intent was signed, November 22, 1996, or $18.55. This represents a transaction cost of $18,550,000. Net assets acquired include $25,035,701 assigned to oil and gas properties (most of which is subject to future evaluation based on further appraisal drilling) and other nominal net working capital. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $6,490,737 of deferred Colombian income tax was also recorded in this acquisition (see Notes 3 and 5) and is included in the amount assigned to oil and gas properties.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The Company follows U.S. generally accepted accounting principles. A summary of the Company's significant policies is set out below:

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses. Actual results could differ from the estimates and assumptions used. Significant estimates include depreciation, depletion, and amortization of proved oil and gas reserves. Oil and natural gas reserve estimates, which are the basis for depletion and the ceiling test, are inherently imprecise and expected to change as future information becomes available.

        RECLASSIFICATION OF PRIOR PERIOD STATEMENTS

        Consistent with the asset/liability method of accounting for income taxes, the Company recorded deferred income tax liabilities relating to the acquisitions of GHK Company Colombia, Esmeralda LLC, and 62.963% of Cimarrona LLC in 1996 and Petrolinson, S.A. on March 5, 1997. The credit to deferred income tax liabilities and the corresponding increase in unevaluated oil and gas interests amounted to $70,458,512 and $63,967,775 at December 31, 1997 and 1996, respectively. The nature of the amounts recorded is described in Note 5. Certain adjustments have been made to the 1996 net operating loss carryforward, deferred tax assets, and the related valuation allowances, none of which affected reported results of operations, as estimates used in the calculation of the assets have been revised. Additionally, certain other minor reclassifications have been made to conform to current reporting practices.

        CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after eliminating all material intercompany accounts and transactions.

        STATEMENT OF CASH FLOWS

        Cash and cash equivalents include bank deposits and short-term investments, which upon acquisition have a maturity of three months or less. The Company made a cash payment for interest of $600,000 in 1997.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those investments. As described in Note 6, the Company issued $25 million of convertible Special Notes, with a 6% stated interest rate, which matures in 2003. It is not practical to estimate the fair value of these Special Notes as a quoted market price has not yet been obtained. The Company intends to file the required registration statement in order to comply with the conversion option on these notes.

        MARKETABLE SECURITIES

        The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and the ability to hold to maturity. Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Changes in fair value are reported as a separate component of stockholders' equity, but were immaterial for all periods presented herein.

        ACCOUNTS RECEIVABLE

        Accounts receivable included the following at December 31, 1997 and 1996:

                                      DECEMBER 31,1997   DECEMBER 31, 1996
                                      ----------------   -----------------

           Crude oil sales              $      291,049    $         58,845
           Joint interest billing            3,013,318           1,117,635
           Advances                            541,000                   -
           Other                                19,813              64,950
                                                ------              ------
           Total Accounts
           Receivable                     $  3,865,180       $   1,241,430
                                         =============       =============

        OIL AND GAS INTERESTS

        The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996 unevaluated oil and gas interests include capitalized employee costs related to exploration and property evaluation of $140,628. No such costs were capitalized during 1997. The Company capitalized interest of $600,000 in 1997.

        The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center?s reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

        Since the Company has only produced test quantities of oil, a provision for depletion has not been made.

        Substantially all the Company's exploration and production activities are conducted jointly with others and the accounts reflect only the Company's proportionate interest in such activities.

        FOREIGN CURRENCY TRANSLATION

        The Company's foreign operations are a direct and integral extension of the parent company's operations and the majority of all costs associated with foreign operations are paid in U.S. dollars as opposed to the local currency of the operations; therefore, the reporting and functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are recognized in current net income. Monetary items are translated using the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Revenues and expenses are translated at the average rates in effect on the dates they occur. No material translation gains or losses were incurred during the periods presented.

        INCOME TAXES

        The Company follows the asset/liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of
        (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and
        (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

        FIXED ASSETS

        Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over three to five years.

        ORGANIZATION COSTS

        Organization costs represent the normal cost of incorporating the Company. In association with the amalgamation agreement with Rusty Lake Resources Ltd., organization costs of $87,481 were recorded to reflect the excess purchase price of Seven Seas common shares provided to Rusty Lake Resources Ltd. stockholders over and above the net asset value of Rusty Lake Resources Ltd. as of June 29, 1995. Organization costs were amortized on a straight-line basis over two years.

        EARNINGS PER SHARE

        The Company has implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing and presenting EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997. The statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, the Company's adoption of this statement does have a significant effect on EPS since the exercise or conversion of any potential shares would be antidilutive and result in a lower loss per share. Options to purchase 3,878,500 common shares at a weighted average option exercise price of $13.15 per share were outstanding at December 31, 1997.

        All shares issued in connection with the conversion of preferred shares and special warrants during 1996 were not considered outstanding until registration with the Canadian Securities Commissions occurred on February 7, 1997, including the shares held in escrow for the former shareholders of GHK Company Colombia, Esmeralda LLC and Cimarrona LLC. The common shares held in escrow were considered in the weighted average shares outstanding since they are considered outstanding by the transfer agent and have voting rights.

4.      CASH AND CASH EQUIVALENTS:

                                      DECEMBER 31,1997   DECEMBER 31, 1996
                                      ----------------   -----------------

           Cash                         $    2,156,973    $       170,684
           Short-term investments           15,910,216         10,449,793
                                            ----------         ----------
           Total cash and cash
           equivalents                  $  18,067,189      $   10,620,477
                                        ==============     ==============

      The carrying value of short-term investments approximates fair value.

 5.     INCOME TAXES:

        The geographical sources of loss before income taxes and minority interest were as follows:

                                          PERIOD ENDED        PERIOD ENDED        PERIOD ENDED
                                      DECEMBER 31,1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                      ----------------   -----------------   -----------------
           United States              $    (4,515,142)          (277,456)                   -
           Foreign                         (3,698,778)        (1,979,078)         (2,119,985)
                                           -----------        ------------        -----------
           Loss before Minority        $   (8,213,920)    $   (2,256,534)      $  (2,119,985)
           interest
                                       ===============    ================     ==============

        No deferred taxes were recorded during the periods presented, as there were no significant changes in the temporary differences between the book and tax bases of assets and liabilities. Deferred U.S. and Colombian income taxes have been provided for the book-tax basis differences related to the Colombian acquisitions discussed further in
        Note 2. These foreign subsidiaries' cumulative undistributed earnings are considered to be indefinitely reinvested outside of Canada and, accordingly, no Canadian deferred income taxes have been provided thereon. The Company's net deferred income tax liabilities consist of the following:

                                      DECEMBER 31,1997   DECEMBER 31, 1996
                                      ----------------   -----------------

           Deferred Tax Liabilities    $    70,458,512          63,967,775
           Deferred Tax Asset                3,128,306           2,058,506
           Valuation Allowance              (3,128,306)         (2,058,506)
                                           -----------         -----------
           Total Deferred Tax

           Liabilities                 $    70,458,512      $   63,967,775
                                       ===============      ==============

        The Company did not record any current or deferred income tax provision or benefit in any of the periods presented. The Company's provision for income taxes differs from the amount computed by applying the statutory rates, which are 45% in Canada and 35% in the United States and Colombia, due pricipally to the valuation allowance recorded against its deferred tax asset account relating primarily to net operating tax-loss carryforwards.

        Temporary differences included in the deferred tax liabilities relate primarily to excess of book over tax basis on acquired oil and gas properties. During 1997, deferred Colombian income tax in the amount of $6,490,737 was recorded in the acquisition of Petrolinson, S.A., as described in Note 2. Deferred tax assets principally consist of net operating loss carryforwards.

        As of December 31, 1997 and 1996, the Company's subsidiaries had net operating loss carryforwards in various foreign jurisdictions (primarily Canada) of approximately $3,700,000 and $2,200,000, respectively. These loss carryforwards will expire beginning in 2002 if not utilized to reduce Canadian income taxes. In addition, the Company had during 1997 and 1996 approximately $1,537,000 and $37,000, respectively, of U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 2011. A valuation allowance has been provided for the deferred tax assets resulting primarily from these loss carryforwards because their future realization is not currently deemed probable by management.

6.       LONG-TERM DEBT

        In August 1997, the Company issued $25 million of Special Notes in a private transaction to institutional and accredited investors. Interest on the Special Notes is due and payable in arrears at a rate of 6% per annum on December 31 and June 30 in each year until maturity, commencing on December 31, 1997. At the option of the Company, the Debentures are convertible into common shares if a registration statement for resale of the common shares has been declared effective under the Securities Act of 1993, as amended (the "Securities Act") and has been effective during the seven-day notice period required by the Company to the holders of Debentures of its intent to exercise its conversion rights, provided that the Company's common shares have traded at or above $14.00 per share for 20 consecutive trading days on the Toronto Stock Exchange. The Special Notes and Debentures are secured by a pledge of the shares of the Company's subsidiaries and a guarantee by Seven Seas Petroleum Holdings Inc.

        The Special Notes are exchangeable for a like principal amount of convertible redeemable debentures (the "Debentures") on or before August 7, 1998. The Special Notes will be deemed to be exchanged upon the earlier to occur of (i) the effectiveness of a registration statement under the Securities Act, covering the resale of the Debentures and compliance by the Company with certain Canadian securities requirements and (ii) August 7, 1998. The Debentures are convertible into units (the "Units") on the basis of one Unit for each $11.50 principal amount of Debentures outstanding (initially 2,173,913 Units), subject to adjustment. Each Unit consists of one common share and one-half of a common share purchase warrant (the "Warrants"). The Debentures mature on August 7, 2003. Each whole Warrant is exercisable for one common share at an exercise price of $15.00 per share. The Warrants expire August 7, 1998.

7.       EQUITY:

        On March 15, 1996, a brokered private placement was carried out in Canada. The Company issued 2,000,000 special warrants at $2.75 per warrant for a net offering after commissions and expenses of $5,095,548 to a third party financial brokerage institution. Each special warrant was convertible into one unit. Each unit consisted of one share of common stock and a one-half common share purchase warrant at $3.50 per full share. The warrants were convertible at the earlier of (a) one year from date of issuance or (b) the date an approval is issued for a prospectus qualifying the conversion in the appropriate jurisdictions. On March 14, 1997, the 1,000,000 common share purchase warrants were exercised and converted to common shares for net proceeds of $3,500,000.

        On October 16, 1996, another brokered private placement was carried out in Canada. Seven Seas issued to a third party financial brokerage institution 500,000 special warrants at $15.00 per warrant for a net offering after commissions and expenses of $7,013,370. Each special warrant was convertible into one unit. Each unit consisted of one share of common stock and a one-half common share purchase warrant at $18.50 per full share. The warrants were convertible at the earlier of (a) one year from date of issuance or (b) the date an approval is issued for a prospectus qualifying the conversion in the appropriate jurisdictions. The 250,000 common share purchase warrants were not converted at $18.50 and expired October 16, 1997.

        An approval for qualification of the conversion of the 2,000,000 and 500,000 special warrants issued in the brokered private placements on March 15 and October 16, 1996, respectively, was received on February 7, 1997 by the Ontario, Alberta, and British Columbia Securities Commissions. All special warrants were exercised and have been converted to common shares.

        The proceeds of the brokered private placements on March 15 and October 16, 1996 were used for drilling, seismic and production facilities related to the Company's participation in the Association Contracts and for further exploration activities.

8.      STOCK BASED COMPENSATION PLANS:

        Officers, directors and employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the 1997 Stock Option Plan, which is subject to approval by the shareholders (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 3,878,500 were outstanding as of December 31, 1997. The options granted under the Amended 1996 Stock Option Plan were not subject to vesting requirements and expire five years from the date of grant. Options granted under the 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights. Under each plan, the option price equals the stock's market price on the date of grant.

        The Compensation Committee of the Board of Directors is responsible for administering the plans, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors, and officers.

        The following table presents a summary of stock option transactions for the three years ended December 31, 1997:


                                                             WEIGHTED AVERAGE
                                                            OPTION PRICE PER
                                            COMMON SHARES         SHARE

     Granted                                      985,000           $ .75
  ------------------------------ ------------------------- ---------------------
  DECEMBER 31, 1995                               985,000             .75
     Granted                                      805,000           12.86
     Exercised                                  (625,333)             .85
  ------------------------------ ------------------------- ---------------------
  DECEMBER 31, 1996                             1,164,667            9.07
     Granted                                    3,197,500           13.56
     Exercised                                  (478,667)            3.05
     Revoked                                      (5,000)           12.25
  ------------------------------ ------------------------- ---------------------
  DECEMBER 31, 1997                             3,878,500         $ 13.51
  ------------------------------ ------------------------- ---------------------

        Exercisable stock options amounted to 1,697,665; 764,667; and 985,000 at December 31, 1997, 1996, and 1995, respectively. The weighted average fair value of options granted during 1997, 1996, and 1995 were $7.68; $4.65; and $0.19, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1997:

                                                        Weighted                     Weighted
                                                        Average                      Average
            Exercise                                    Exercise                     Exercise
           Price Range       Shares    Average Life      Price            Shares      Price
          -------------- ------------- -------------- ------------- -------------- -------------
                   $.75        33,000       2.5            $ .75           33,000      $ .75
                   7.13       325,000       3.5             7.13          325,000       7.13
            10.70-10.90     1,458,000       7.0            10.76          774,665      10.81

            12.25-13.23       740,000       9.7            13.18          160,000      13.17

            18.23-18.75     1,322,500       8.1            18.61          405,000      18.74
          -------------- ------------- -------------- ------------- -------------- -------------
                            3,878,500                                   1,697,665
          -------------- ------------- -------------- ------------- -------------- -------------

        As part of the arrangements surrounding the resignations of four former officials, the exercise period of the options during their employment was extended from ninety days to eighteen months. This action gave rise to a new measurement date and the Company was required to record compensation expense of $2,140,250 during 1997, representing the market value of the common shares on the new measurement date less the exercise price of the options granted. Only the exercisable options granted to the former Chairman, former President, former Chief Financial Officer, and former Vice President of Exploration were considered in the computation. The extension of the exercise period is subject to approval by vote of the shareholders. Should the extension of the exercise period be approved for all employees, the Company will be required to record additional compensation expense of $3,603,425 using the March 26, 1998 closing stock price.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 in accounting for its stock option plan, and accordingly does not recognize compensation cost as it relates to SFAS 123.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the proforma amounts shown below:

                                    DECEMBER 31, 1997    DECEMBER 31, 1996     DECEMBER 31, 1995
                                    -----------------    -----------------     -----------------
           Pro Forma Net Loss         ($32,426,733)         ($5,938,372)         ($2,309,940)
           Pro Forma
           Net Loss per Share               ($1.00)               ($.46)               ($.25)

        The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1997: weighted average risk free interest rate of 6.28 percent; no dividend yield; volatility of .3555; and expected life of five to ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common stock had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the stock.

9.      OPERATIONS BY GEOGRAPHIC AREA:

        The Company operates in one industry segment. Information about the Company's operations for 1997, 1996, and from inception February 3, 1995 to December 31, 1995 by geographic area is shown below:

                                    CANADA    UNITED STATES     COLOMBIA      OTHER FOREIGN AREAS   TOTAL

Year ended December 31, 1997

    Revenues                        $ 753,433      $ 2,020          $ 810,077      $ 1,426              $ 1,566,956
    Operating Loss                 (1,773,051)  (4,515,142)        (1,837,368)     (88,359)              (8,213,920)
    Capital Expenditures                    -       57,572         19,050,432      471,046               19,579,050
    Identifiable  Assets           17,462,002      488,463        272,981,939      981,720              291,914,124
    Depreciation and Amortization     110,695       20,708             16,662            -                  148,065

                                    CANADA    UNITED STATES     COLOMBIA      OTHER FOREIGN AREAS   TOTAL

Year ended December 31, 1996

    Revenues                        $ 333,598          $ -          $ 239,345      $ 2,338                $ 575,281
    Operating Loss                 (1,399,866)    (277,456)          (438,948)    (140,264)              (2,256,534)
    Capital Expenditures                    -            -          4,335,166      271,405                4,606,571
    Identifiable  Assets           10,497,084       46,939        224,436,899      520,060              235,500,982
    Depreciation and Amortization           -       66,490             42,755        2,089                  111,334

                                    CANADA      COLOMBIA       ARGENTINA      NORTH AFRICA   OTHER FOREIGN AREAS       TOTAL

Period from inception through December 31, 1995

    Revenues                        $ 147,372          $ -                $ -          $ -                  $ 5,011    $ 152,383
    Operating Loss                   (863,787)      (3,147)          (625,771)    (509,878)                (117,402)  (2,119,985)
    Capital Expenditures                    -      369,723            622,006      500,800                  204,414    1,696,943
    Identifiable  Assets            3,565,647      385,999                  -            -                  218,791    4,170,437
    Depreciation and Amortization      36,875          297                  -            -                      499       37,671

10.     COMMITMENTS AND CONTINGENCIES:

        The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of the Company.

        The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing contracts as of December 31, 1997, are as follows: $83,683 for 1997; $84,732 for 1998;
        $41,182 for 1999; $4,495 for 2000 and thereafter. Rental expense amounted to $84,492 in 1997; $82,928 in 1996; $58,536 in 1995.

        The Company has certain commitments under existing oil and gas exploration concession agreements. Management estimates future expenditures for such commitments to be approximately of $863,000 in 1998; $2,385,000 in 1999; $30,000 in 2000; and $30,000 in 2001.

11.     RELATED PARTY TRANSACTIONS:

        On November 1, 1997, the Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $2,020 in 1997.

        The Company's Chairman and Chief Executive Officer wholly owns GHK Company LLC ("GHK"). Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK . The Company recognized $10,500 of such expenses in 1997. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $381,267 and $288,505 in 1997 and 1996, respectively, for such costs.

        MTV Investments Limited Partnership owns 37.037 percent of Cimarrona LLC, an Oklahoma company; Cimarrona is a consolidated subsidiary of the Company. Resulting from cash calls, MTV owed $541,000 to the Company at December 31, 1997.

12.     SUBSEQUENT EVENTS (Unaudited):

        The Company has signed a letter of intent to sell its 11.77 percent interest in the Southern Perth Basin Permits (EP381 and EP408) located in Southwestern Australia. The Company will receive cash of $850,000, reimbursement of $263,000 for certain capital expenditures, and retain a small overriding royalty interest in each permit. Completion of the transaction contemplated by the letter of intent is subject to several conditions, including obtaining approvals of third parties and governmental authorities. No assurance can be given that the Company will complete this sale.

13.      SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited):

        Capitalized costs at December 31, 1997 and 1996, respectively, relating to the Company's oil and gas activities are shown below:

                                         Colombia       Others        Total
                                        ------------  ---------   -------------
As of December 31, 1997
Proved properties ....................  $ 46,116,873  $    --     $  46,116,873
                                        ============  =========   =============
Unproved properties ..................  $220,771,518  $ 941,955   $ 221,713,473
Less: Dry Hole and Abandonment .......          --         --              --
                                        ------------  ---------   -------------
Unproved properties, net .............  $220,771,518  $ 941,955   $ 221,713,473
                                        ============  =========   =============

As of December 31, 1996
Proved properties ....................  $  1,611,665  $    --     $   1,611,665
                                        ============  =========   =============
Unproved properties ..................  $221,413,217  $ 475,819   $ 221,889,036
Less: Dry Hole and Abandonment .......          --       (4,910)         (4,910)
                                        ------------  ---------   -------------
Unproved properties, net .............  $221,413,217  $ 470,909   $ 221,884,126
                                        ============  =========   =============

Costs incurred during the years ended December 31, 1997, 1996, and 1995, respectively, were as follows:

                                       COLOMBIA   ARGENTINA   NORTH AFRICA  OTHERS           TOTAL
                                       --------   ---------   ------------  ------           -----
Year ended December 31, 1997
Development cost ..................$    165,829    $   --      $   --      $   --      $    165,829
Property acquisition cost:
    Proved ........................   5,454,064        --          --          --         5,454,064
    Unproved ......................  26,072,373        --          --          --        26,072,373
Exploration cost ..................  12,171,243        --          --       471,046      12,642,289
    Total cost incurred ...........$ 43,863,509    $   --      $   --      $471,046    $ 44,334,555

Year ended December 31, 1996
Property acquisition cost:
    Proved ........................$  1,554,041    $   --      $   --      $   --      $  1,554,041
    Unproved ...................... 215,536,257        --          --       250,000     215,786,257
Exploration cost ..................   5,564,861        --          --        21,405       5,586,266
    Total cost incurred ...........$222,655,159    $   --      $   --      $271,405    $222,926,564

Year ended December 31, 1995
Property acquisition cost:
    Proved ........................$       --      $   --      $   --      $   --      $       --
    Unproved ......................     106,383      75,000     500,800       6,073         688,256
Exploration cost ..................     263,340     547,006        --       198,341       1,008,687
    Total cost incurred ...........$    369,723    $622,006    $500,800    $204,414    $  1,696,943

        As of December 31, 1997, the Company has not made a provision for depletion. To date, the Company has produced only insignificant amounts of oil under its production-testing plan. At such time that the Company completes its evaluation of the Association Contracts and if a significant level of production of proved reserves occurs, the currently excluded oil and gas properties will be included in the amortization base. The Company anticipates completion of its evaluation of the Association Contracts mid-year 1998 and will commence development immediately if the evaluation proves successful.

        EXPLORATION COSTS
        The Company has been involved in exploration activities in Colombia, Australia, Argentina, Turkey and Papua New Guinea. Also, the Company purchased an option for the right to participate in future exploration activities in North Africa, but the option was never exercised. Additionally, the Company acquired oil and gas properties in Colombia totaling $25,035,701 and $217,090,298 in 1997 and 1996, respectively.
        Capitalized acquisition costs incurred during 1997 and 1996 include $6,490,737 and $63,967,775, respectively, of deferred income tax as disclosed in Note 2, Business Combination.

        The Company had oil and gas sales of $779,767 and $233,682 in 1997 and 1996, respectively, pertaining to production testing of the exploratory wells on the Association Contracts in Colombia.

        On May 16, 1995, the Company entered into an agreement whereby Seven Seas purchased an option for $500,000 to acquire a 5 percent participating interest in three exploration blocks in North Africa upon completion of the first exploration well drilled. The first exploration well was completed as a dry hole in July of 1995. After careful review, Seven Seas decided not to exercise its option. The cost of the option, $500,000, plus additional costs of $800 incurred toward purchasing this option was originally recorded as unproved oil and gas interests and was subsequently expensed.

        The El Catamarqueno X-1 test well on the Sur Rio Deseado Block in the San Jorge Basin, Argentina, was determined to be unsuccessful during the first week of January 1996, prior to release of the 1995 financial statements. Consequently, the Company determined that further drilling on the block was not justified and exploration costs of $622,006 incurred in Argentina during 1995 were expensed in 1995.

        Ecopetrol has the right to back into Seven Seas' participating interest in the Association Contracts upon declaration of commerciality at an initial 50 percent participating interest. Ecopetrol's interest can increase based upon accumulated production levels. Ecopetrol will at the time of commerciality bear 50 percent of the future costs in the field and reimburse the other parties in these two blocks for 50 percent of previously incurred costs associated with successful wells.

        PROVED RESERVES (UNAUDITED)
        Proved reserves represent estimated quantities of crude oil which geological and engineering data demonstrate to be reasonably recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved developed oil reserves are subject to numerous uncertainties inherent in the process of developing the estimates including the estimation of the reserve quantities and estimated future rates of production and timing of development expenditures. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgement. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Additionally, the estimated volumes to be commercially recoverable may fluctuate with changes in the price of oil.

        Estimates of future recoverable oil reserves and projected future net revenues were provided by Ryder Scott Company Petroleum Engineers. The Company's proved reserves were comprised entirely of crude oil in Colombia.

        Proved developed and undeveloped reserves (barrels):

                                                      1997           1996
                                                  -----------     ----------
         Beginning of year ...................       818,000          --
         Extensions and discoveries ..........    31,342,245       818,000
         End of year .........................    32,160,245       818,000

         Proved developed ....................    11,494,236       408,000

        The following table presents the standardized measure of discounted future net cash flows relating to proved oil reserves. Future cash inflows and costs were computed using prices and costs in effect at the end of the year without escalation less a gravity and transportation adjustment of $6.85 to reference prices. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

                                                   1997           1996
Future cash inflows ........................  $326,426,492        $12,520,000
Future costs
     Production ............................    50,986,737          2,112,000
     Development ...........................    33,740,255          1,939,000
Future net cash flows before income taxes ..   241,699,500          8,469,000
Future income taxes ........................    78,141,020          4,027,000
Future net cash flows ......................   163,558,480          4,442,000
10% discount factor ........................    62,941,503            641,000
Standardized  measure of  discounted  future
net cash flows .............................  $100,616,977        $ 3,801,000

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding each director and executive officers the Company:

NAME                                            AGE     POSITION
Robert A. Hefner III........................     63     Chairman,    Chief    Executive
                                                        Officer, and Managing Director

Breene M. Kerr..............................     68     Vice Chairman

Brian Egolf.................................     49     Director

Sir Mark Thomson Bt.........................     57     Director

Robert B. Panero............................     68     Director

Gary F. Fuller..............................     61     Director

James D. Scarlett...........................     44     Director

Larry A. Ray................................     50     Director,     Executive    Vice
                                                        President,  and Chief Operating
                                                        Officer

Herbert C. Williamson, III..................     49     Director,     Executive    Vice
                                                        President,  and Chief Financial
                                                        Officer

    Set forth below is a description of the backgrounds of the directors and executive officers of the Company.

    ROBERT A. HEFNER III has served as Chairman of the Board, Chief Executive Officer and Managing Director of the Company since May 1997 and a director of the Company since November 1996. Since 1959, Mr. Hefner has been Owner and Managing Member of The GHK Company L.L.C., a private oil and gas exploration company.

    BREENE M. KERR has served as Vice Chairman and director of the Company since June 1997. Since 1994, Mr. Kerr has served as general partner of Talbot Fairfield II L.P., an oil and gas exploration undertaking. From 1969 to 1995, he has served as Chairman and director of Kerr Consolidated, an equipment sales and leasing undertaking. Since 1993, Mr. Kerr has served as a director of Chesapeake Energy Corp., a publicly trade oil and gas exploration company.

    LARRY A. RAY has served as Executive Vice President and Chief Operating Officer of the Company since September 1997 and as director of the Company since June 1997. Mr. Ray served as Executive Vice President-Operations from June 1997 to September 1997. Since 1990, he has served in a management capacity for The GHK Company L.L.C.

    HERBERT C. WILLIAMSON, III has served as Executive Vice President, Chief Financial Officer and director of the Company since September 1997. From 1995 through September 1997, Mr. Williamson served as Director in the Investment Banking Department of Credit Suisse First Boston. He served as Vice Chairman and Executive Vice President of Parker & Parsley Petroleum Company, an oil and gas exploration company from 1985 through 1995.

    BRIAN EGOLF has been a director of the Company since November 1996. Mr. Egolf is President of Petroleum Management Corporation, a private oil and gas exploration company.

    SIR MARK THOMSON BT. has been a director of the Company since June 1997. He is Managing Director of B&N Investments Limited, an investment management company.

    ROBERT B. PANERO has been a director of the Company since June 1997. Mr. Panero is Founder and President of Robert Panero Associates, international strategic policy and project studies advisors.

    GARY F. FULLER has been a director of the Company since June 1997. Mr. Fuller is a Shareholder and Director of McAfee & Taft, attorneys-at-law.

    JAMES D. SCARLETT has been a director of the Company since June 1997. Mr. Scarlett is a Partner in McMillan, Binch, attorneys-at-law.

    Each director holds office until the next annual meeting of stockholders for the election of directors and until his successor has been duly elected and qualified. Vacancies on the Board are filled by the remaining directors, and directors elected to fill such vacancies hold office until the next annual meeting of the Company's shareholders. Executive officers generally are elected annually by the Board of Directors to serve, subject to the discretion of the Board of Directors, until their successors are elected or appointed.

    There is no family relationship between any of the directors or between any director and any executive officer of the Company. For information regarding certain business relationships between the Company and certain of its directors and executive officers, see "CERTAIN/RELATED TRANSACTIONS."

COMMITTEES OF THE BOARD

     The Company has established three standing committees of the Board of
Directors: an Executive Committee, an Audit Committee and a Stock Option and Compensation Committee. Messrs. Hefner (Chairman), Kerr and Ray are members of the Executive Committee. Messrs. Kerr, Thomson and Scarlett are members of the Audit Committee. Messrs. Kerr, Egolf and Fuller are members of the Stock Option and Compensation Committee (the "Compensation Committee").

    The Executive Committee is delegated, during the intervals between the meetings of the Board of Directors, all the powers of the Board in respect of the management and direction of the business and affairs of the Company (except only those specified in Subsection 116(2) of the Yukon Business Corporation Act) in all cases in which specified direction in writing shall not have been given by the Board.

    The Audit Committee consults with the auditors of the Company and such other persons as the members deem appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations concerning the engagement and fees of the independent auditors, and performs such other duties relating to the financial statements of the Company as the Board of Directors may assign from time to time.

    The Compensation Committee has all the powers of the Board of Directors, including the authority to issue shares or other securities of the Company, in respect of any matters relating to the administration of the Company's 1996 stock Option Plan, 1997 Stock Option Plan and compensation of officers, directors, employees and other persons performing substantial services for the Company. See "-Executive Compensation-Employee Benefit Plans-1996 Stock Option Plan and 1997 Stock Option Plan."

DIRECTOR COMPENSATION

    Directors who are also officers or employees of the Company are not separately compensated for serving on the Board of Directors or as members of Board committees. Directors who are not officers or employees of the Company are eligible to participate in the Company's Amended 1996 Stock Option Plan and are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. In July 1996, each non-employee director received a five year option to purchase 10,000 Common Shares at an exercise price of $7.125 per share. In November 1996, upon their election as directors, Messrs. Hefner and Egolf each received a five year option to purchase 50,000 Common Shares at an exercise price of $18.75 per share. In May 1997, each non-officer director received an option for 15,000 shares of common stock at $10.90. Messrs. Hefner and Egolf declined to accept such options. In June 1997, the

Company granted Mr. Ray an option to purchase 200,000 Common Shares at a price of $10.70 per share. Such options vest one-third immediately with the remaining vesting 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. On September 9, 1997, the Company granted Mr. Ray options to purchase an additional 200,000 Common Shares at a price of $13.23 per share. Such options vest one-third each on the third, fourth and fifth anniversaries of the date of grant. The Company granted options to the other directors as follows on July 17, 1997 at an exercise price of $10.70 per share: Mr. Hefner - 300,000; Mr. Egolf - 75,000; Mr. Kerr - 75,000;
Mr. Fuller - 75,000; Mr. Panero - 50,000; Mr. Scarlett - 75,000; and Mr. Thomson
- 75,000. One-third of the options are vested immediately, with the remaining vesting 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. Mr. Panero's options will vest 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. Mr. Panero also received a payment of $37,500 in lieu of 25,000 options which would have vested immediately. On November 25, 1997, the Company granted options at an exercise price of $18.55 per share to the directors: Mr. Hefner-150,000; Mr. Williamson-150,000; Mr. Egolf-100,000; Mr. Kerr-75,000; Mr. Fuller-75,000; Mr.
Panero-25,000; Mr. Scarlet-25,000; Mr. Thomson-25,000; and Mr. Ray-150,000. Such options vest one-third on the first, second, and third anniversaries of the grant date. In each case, the Company granted these options at the approximate prevailing market price on the date of grant.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Securities and Exchange Act requires the Company's officers, directors, and certain beneficial owners to file reports of ownership and changes in ownership with the Commission and the American Stock Exchange. Based on its review of such forms received, the Company believes that during the period from January 1, 1997 through March 27, 1998 its officers, directors, and certain beneficial owners complied with all applicable filing requirements except that Robert A. Hefner III and Breene M. Kerr are late in filing two monthly reports.

INDEMNIFICATION AND LIMITATION OF LIABILITY

    The Yukon BUSINESS CORPORATIONS ACT and the Company's Bylaws provide the following authority to indemnify directors or officers or former directors or officers of the Company or of a company of which the Company is or was a shareholder:

    (1) Except in respect of an action by or on behalf of the corporation or a body corporate to procure a judgment in its favor, a corporation may indemnify a director or officer of the corporation, a former director or officer of the corporation or a person who acts or acted at the corporation's request as a director or officer of a body corporate of which the corporation is or was a shareholder or creditor, and his heirs and legal representatives, against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of that corporation or body corporate, if (a) he acted honestly and in good faith with a view to the best interests of the corporation, and (b) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

    (2) A corporation may, with the approval of the Supreme Court, indemnify a person referred to in subsection (1) in respect of an action by or on behalf of the corporation or body corporate to procure a judgment in its favor, to which he is made a party by reason by being or having been a director or an officer of the corporation or body corporate, against all costs, charges and expenses reasonably incurred by him in connection with the action if he fulfills the conditions set out in paragraphs
        (1)(a) and (b).

    The Yukon BUSINESS CORPORATIONS ACT also provides that:

    (3) Notwithstanding anything in subsections (1) through (6), a person referred to in subsection (1) is entitled to indemnity from the corporation in respect of all costs, charges and expenses reasonably incurred by him in connection with the defense of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of the corporation or body corporate, if the person seeking indemnity (A) was substantially successful on the merits of his defense of the action or proceeding, (B) fulfills the conditions set out in paragraphs (1)(a) and (b), and (C) is fairly and reasonably entitled to indemnity.

    (4) A corporation may purchase and maintain insurance for the benefit of any person referred to in subsection (1) against any liability incurred by him (a) in his capacity as a director or officer of the corporation, except when the liability relates to his failure to act honestly and in good faith with a view to the best interests of the corporation, or (b) in his capacity as a director or officer of another body corporate if he acts or acted in that capacity at the corporation's request, except when the liability relates to his failure to act honestly and in good faith with a view to the best interests of the body corporate.

     (5)A corporation or a person referred to in subsection (1) may apply to the Supreme Court for an order approving an indemnity under this section and the Supreme Court may so order and make any further order it thinks fit.

    (6) On an application under subsection (5), the Supreme Court may order notice to be given to any interested person and that person is entitled to appear and be heard in person or by counsel.

    The Bylaws of the Company also provide that the provisions for indemnification contained in the Bylaws (outlined in subsections (1) and (2) above) shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any Bylaws, agreement, vote of shareholders or disinterested directors or otherwise both as to an action in his official capacity and as to an action in any other capacity while holding such office and shall continue as to a person who has ceased to be a director of officer and shall enure to the benefit of the heirs and legal representatives of such person. The Company maintains director's and officer's insurance.

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain summary information concerning the compensation paid by the Company to its Chief Executive Officer and each of the other persons who served as executive officers of the Company whose annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997 (the "Named Executive Officers"). The table does not include perquisites and other personal benefits for individuals for whom the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the Named Executive Officers in that year.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                                  -------------------------
                                                  ANNUAL COMPENSATION                   AWARDS          PAYOUTS
                                                  -------------------                   ------          -------
                                                                      OTHER                SECURITIES                ALL
                                                                      ANNUAL   RESTRICTED  UNDERLYING     LTIP      OTHER
 NAME AND                                                             COMPEN-    STOCK     OPTIONS/SARS  PAYOUTS   COMPEN-
PRINCIPLE POSITION                        YEAR   SALARY($)  BONUS($)  SATION($) AWARDS($)     (#)          ($)     SATION($)
------------                              ----   ---------  --------  --------- ---------     ---          ---     ---------
Robert A. Hefner III ................     1997      -0-        -0-       -0-      -0-       450,000        -0-       -0-
  Chairman, Chief                         1996      -0-        -0-       -0-      -0-        50,000(7)     -0-       -0-
  Executive Officer and
  Managing Director

Malcolm Butler (4)...................     1997    13,301       -0-       -0-      -0-       200,000        -0-     250,000
  Chief Executive
  Officer

Albert E Whitehead (4)...............     1997    77,308       -0-       -0-      -0-        50,000        -0-     125,000(4)
  Chairman and Chief                      1996   150,000       -0-       -0-      -0-       185,000        -0-       14,634(3)
  Executive Office                        1995   125,000       -0-       -0-      -0-       200,000        -0-       -0-

Timothy T Stephens (4)...............     1997    67,644       -0-       -0-      -0-       50,000         -0-      525,000(4)
   President                              1996   135,000     93,840      -0-      -0-      172,000(5)      -0-       13,170(3)
                                          1995   106,875       -0-       -0-      -0-       250,000        -0-       -0-

Larry A. Ray (2).....................     1997   139,062       -0-       -0-      -0-       550,000        -0-       33,330(3)
  Executive Vice-
  President, Chief
  Operating Officer, and
  Director

John P. Dorrier (6) .................     1997   107,981       -0-       -0-      -0-        40,000        -0-      392,019
  Executive Vice-                         1996   120,000     83,520      -0-      -0-       151,000        -0-       11,707(3)
  President                               1995    80,000       -0-       -0-      -0-       125,000        -0-        -0-


(1) Except as otherwise indicated, the dollar value of perquisites and other personal benefits for each of the Named Executive Officers was less than established reporting thresholds.

(2) Represents salary received from commencement of employment through December 31, 1997 from the Company, which amount does not reflect an annual rate of compensation.

(3) Consists solely of amounts contributed by the Company to the Named Executive Officer's account in the Company's 401(k) Plan.

(4) On May 20, 1997, Messrs. Whitehead and Stephens resigned as executive officers and directors of the Company. As part of a settlement agreement with Mr. Stephens, the Company agreed to pay Mr. Stephens $525,000. The Company also entered into a consulting agreement with Mr. Whitehead for a three-year term for $200,000 per annum. Mr. Malcolm Butler was named Chief Executive Officer of the Company in May 1997 and received 200,000 options at $10.90, but resigned on May 20, 1997 when Mr. Hefner was named Chief Executive Officer. Mr. Butler received a lump sum payment of $250,000, representing one year's salary, as part of the settlement agreement with him.

(5) In May 1997, Messrs. Whitehead and Stephens were each granted options exercisable for 50,000 shares of common stock at $10.90 per share. As part of the arrangements surrounding the resignation of such persons, the exercise period of the options for Messrs. Whitehead and Stephens was extended from 90 days to 18 months.

(6) Mr. Dorrier terminated his employment by the Company in September 1997 and received payment for the remainder of compensation due under his contract of employment. See "Employment Agreements"below.

(7) Mr. Hefner was granted options exercisable for 50,000 shares of common stock at $18.75 for his participation as a member of the Board of Directors.

OPTION/SAR GRANTS DURING 1997

    The following table sets forth information regarding individual grants of Options by the Company during the fiscal year ended December 31, 1997 to each of the Named Executive Officers, and their potential realizable values.

                                     INDIVIDUAL GRANTS
                       -----------------------------------------------

                                                                                                              POTENTIAL
                                                                                                              REALIZABLE    VALUE
                                             NUMBER OF                                                        AT  ASSUMED  ANNUAL
                                               SHARES                       EXERCISE                          RATES    OF   SHARE
                                             UNDERLYING                      OR                               PRICE  APPRECIATION
                                            OPTIONS/SARS      % OF TOTAL     BASE                             FOR OPTION TERM(1)
                                              GRANTED        OPTIONS/SARS    PRICE       EXPIRATION          --------------------
NAME                                            (#)             GRANTED      ($/SH)         DATE              5%              10%
----                                            ---             -------      ------         ----              --              ---
Robert A. Hefner III ..................       300,000             9.4%       $10.70       07/17/2007       2,018,752       5,115,913
                                              150,000(2)          4.7%        18.55       11/24/2007       1,749,899       4,434,538

Albert Whitehead ......................        50,000             1.6%       $10.90       04/30/2002         150,573         332,728

Malcolm Butler ........................       200,000             6.3%       $10.90       04/30/2002         602,294       1,330,912

Larry A. Ray ..........................       200,000             6.3%       $10.70       06/12/2007       1,345,835       3,410,609
                                              200,000(3)          6.3%        13.23       09/08/2007       1,664,835       4,217,043
                                              150,000(2)          4.7%        18.55       11/24/2007       1,749,899       4,434,588

Timothy Stephens ......................        50,000             1.6%       $10.90       04/30/2002         150,573         332,728

John P. Dorrier .......................        40,000             1.3%       $10.90       04/30/2002         120,459         266,182


(1) The assumed rates of annual appreciation are calculated from the date of grant through the assumed expiration date. Actual gains, if any, on stock option exercises and Common Share holdings are dependent on the future performance of the Common Shares and overall stock market conditions. There can be no assurance that the value reflected in the table will be achieved.

(2) Subject to shareholder approval at the 1998 annual meeting.

(3) 105,000 of the options granted to Mr. Ray on September 9, 1997 are subject to shareholder approval at the 1998 annual meeting.

OPTION EXERCISES DURING 1997 AND FISCAL YEAR END OPTION VALUES

    The following table provides information related to Options exercised by the Named Officers during 1997 and the number and value of unexercised Options held by the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights.

                                                SHARES                                                     VALUE OF UNEXERCISED
                                               ACQUIRED                     NUMBER OF UNEXERCISED               IN-THE-MONEY
                                                  ON           VALUE      OPTIONS, WARRANTS/SARS          AT OPTIONS, WARRANTS/SARS
                                               EXERCISE       REALIZED        FISCAL YEAR-END (#)(1)       AT FISCAL YEAR-END ($)(2)
                                               --------       --------   -----------------------------  ----------------------------
                                                  (#)          ($)(1)    EXERCISABLE     UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
                                                  ---          ------    -----------     -------------  -----------    -------------
NAME
----
Robert A. Hefner III ...............              -0-            -0-        150,000          350,000        685,000        1,370,000
Malcolm Butler .....................              -0-            -0-        200,000              -0-      1,330,000              -0-
Albert E. Whitehead ................              -0-            -0-        235,000              -0-      1,375,000              -0-
Larry A. Ray .......................              -0-            -0-         66,666          483,334        456,662        1,777,338
Timothy T. Stephens ................           21,667        282,420        222,000              -0-      1,270,750              -0-
John P. Dorrier ....................          131,000      1,883,089        135,000              -0-        576,600              -0-

(1) Represents the difference between the exercise price of the option and the closing price on the date of exercise.

(2) Based on a closing price on December 31, 1997 of $17.55 per share.

EMPLOYMENT AGREEMENTS

    The Company and Mr. Dorrier entered into a three year employment contract which provided that he would receive an annual base salary of $150,000 and, in the sole discretion of the Compensation Committee of the Board, could have received annual merit increases, annual bonuses and stock option awards. The contract could have been terminated for "cause" which includes death or serious incapacity and the executive officer could have resigned upon three months' prior written notice. The Company and Mr. Dorrier also entered into an agreement which provides for payments to the executive in the event there is a Change of Control of the Company and the executive's employment is terminated (i) by the Company within twelve months thereafter, (ii) by the executive within six months thereafter, or (iii) by the executive between six and twelve months after a Change of Control if a Triggering Event has occurred. In any such event, the executive shall be entitled to a payment equal to the aggregate salary payable for the remaining term of his employment agreement and the Company shall pay the executive's health insurance premium for a period of one year unless the executive has secured comparable health insurance prior thereto. If bonuses were paid by the Company for the year in which the executive's employment terminated, the executive shall be entitled to a bonus equal to the most recent annual bonus paid to him for each year or part of the year remaining on his employment agreement, provided that such bonus payment shall only be paid with respect to a year that the Company otherwise pays bonuses to some or all of its employees. In addition, all stock options held by the executive shall be extended until the earlier to occur of the expiration date of the option or eighteen months after the date of the termination of his employment by the Company or the date of his notice of intent to terminate his employment if he elected to resign. The agreement also provides that in the event the exercise price of any option granted simultaneously with the option issued to the executive is reduced, the exercise price of the executive's option shall also be reduced. As a result of the resignation by the directors of the Company in May 1997, a change of control occurred with respect to such officers.

    The Company has entered into a five year employment agreement with Mr. Larry
A. Ray that provides for an annual base salary of $262,500 and in the sole discretion of the Compensation Committee of the Board, Mr. Ray may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Ray was granted options to purchase 200,000 Common Shares at an exercise price of $10.70 per share. One-third of the options vested immediately and the remainder vest one-half each on the first and second anniversaries of the date of grant. On September 9, 1997, the Company granted Mr. Ray options to purchase an additional 200,000 Common Shares 95,000 under the Amended 1996 Stock Option Plan and 105,000 under the 1997 Stock Option Plan at a price of $13.23 per share. Options granted under the 1997 Stock Option Plan are subject to shareholder approval at the next annual or special meeting. Such options vest one-third each on the third, fourth, and fifth anniversaries of the date of grant. The employment agreement may be terminated for "cause" which includes death or serious incapacity. Under the terms of the employment agreement, Mr. Ray will receive payments equal to the amounts remaining to be paid under the agreement in the event of a "change in control" and his employment terminates for any reason, including resignation by Mr. Ray. For purposes of this Agreement, the term "Change in Control" shall mean
(1) any merger, consolidation, or reorganization in which the Company is not the surviving entity (or survives only as a subsidiary of an entity), (2) any sale, lease, exchange, or other transfer of (or agreement to sell, lease, exchange, or otherwise transfer) all or substantially all of the assets of the Company to any other person or entity (in one transaction or a series of related transactions),
(3) dissolution or liquidation of the Company, (4) when any person or entity, including a "group" as contemplated by Section 13(d) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including without limitation, power to vote) of more than 50% of the outstanding shares of the Company's voting stock (based upon voting power), or (5) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board of Directors; provided, however, that the term "Change in Control" shall not include any reorganization, merger, consolidation, sale, lease, exchange, or similar transaction involving solely the Company and one or more previously wholly-owned subsidiaries of the Company.

    The Company has entered into a five year employment agreement with Mr. Herbert C. Williamson, III that provides for an annual base salary of $100,000, and in the sole discretion of the Compensation Committee of the Board, Mr. Williamson may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Williamson was granted options to purchase 500,000 Common Shares at an exercise price of $13.23 per share. Options to purchase 150,000 Common Shares vest immediately, options to purchase 150,000 Common Shares vest on September 9, 1998, and options to purchase 50,000 Common Shares each vest on September 9, 1999, 2000, 2001 and 2002, respectively. Of the options granted to Mr. Williamson, 150,000 are under the 1996 Stock Option Plan and 350,000 are subject to approval of the 1997 Stock Option Plan by the stockholders at the next annual or special meeting. The remaining terms and conditions of Mr. Williamson's employment agreement are substantially similar to Mr. Ray's employment agreement.

EMPLOYEE BENEFIT PLANS

1996 STOCK OPTION PLAN

    The Company's Amended 1996 Stock Option Plan provides a means whereby selected employees, senior officers and directors of the Company, or of any affiliate thereof, may be granted incentive stock options to purchase Common Shares of the Company in order to attract and retain the services or advice of such employees, senior officers and directors, and to provide added incentive to such persons by encouraging share ownership in the Company. The Amended 1996 Stock Option Plan may provide options to purchase up to 3,000,000 of the Company's Common Shares (without par value) that are presently authorized but unissued or subsequently acquired by the Company. The Amended 1996 Stock Option Plan will terminate no later than June 10, 2006.

    Pursuant to the Board's authorization, the Amended 1996 Stock Option Plan is administered by the Compensation Committee. In the event a member of the Board or the Compensation Committee is eligible for options under the Amended 1996 Stock Option Plan, such member of the Board or Compensation Committee will not vote with respect to the granting of any option to himself or herself, as the case may be. The Compensation Committee has the authority, in its discretion, to determine all matters relating to options granted under the plan, including selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price, and all other terms and conditions of the options. Grants under the Amended 1996 Stock Option Plan do not have to be identical in any respect, even when made simultaneously. The Compensation Committee's interpretation and construction of any terms or provisions of the Amended 1996 Stock Option Plan on any option issued thereunder, or of any rule or regulation promulgated in connection therewith, will be conclusive and binding on all interested parties.

    Grants of incentive stock options may be made under the Amended 1996 Stock Option Plan only to an individual who, at the time the option is granted, is an employee, senior officer or director of the Company or an affiliate of the Company, as that term is defined in the Business Corporations Act (Yukon Territory), a trustee on behalf of such individual, or an entity, all of the voting securities of which are beneficially owned by an employee or director.

    The Compensation Committee will establish the maximum number of shares that may be reserved pursuant to the exercise of each option and the price per share at which such option is exercisable, provided that the number of shares that may be reserved pursuant to the exercise of such options and granted to any person shall not exceed 5% of the issued and outstanding share capital of the Company. Furthermore, the exercise price of such options must not be less than the closing price of the Company's shares on The Toronto Stock Exchange on the day immediately preceding the date of grant of such options. The Compensation Committee may establish the term of each option, but if not so established, the term of each option will be 5 years from the date it is granted, but in no event shall the term of any option exceed 10 years.

    Subject to any vesting schedule established by the Compensation Committee, each option may be exercised in whole or in part at any time and from time to time. Options must be exercised by delivery to the Company of a notice of the number of shares with respect to which the option is being exercised, together with payment of the exercise price. Payment of the option exercise price must be made in full at the time notice of exercise of the option is delivered to the Company and may be in cash or, to the extent permitted by the Compensation Committee and applicable laws and regulations, by delivery of Common Shares of the Company held by the optionee having a fair market value (as determined in the discretion of the Compensation Committee) equal to the exercise price. Payment by the optionee in Common Shares will not be accepted unless the optionee has owned the Common Shares for a period of at least 6 months.

    Options granted under the Amended 1996 Stock Option Plan may not be transferred, assigned, pledged, or hypothecated in any manner other than by will or by the applicable laws of descent and distribution and shall not be subject to execution, attachment, or similar process. In the event of death of an optionee, the option may be exercised by the personal representative of the optionee's estate or by the persons to whom the optionee's rights pass by will or by the applicable laws of descent and distribution.

    If the optionee's relationship with the Company or any affiliate ceases for any reason other than termination for cause, death, or total disability, and unless by its terms the option sooner terminates or expires, then the optionee may exercise, for a 90-day period thereafter that portion of the optionee's option that is exercisable at the time of such cessation, but the optionee's option shall terminate at the end of such 90-day period as to all shares for which it has not theretofore been exercised, unless such expiration has been waived in the agreement evidencing the option or by resolution adopted at any time by the Compensation Committee. Upon the expiration of the 90-day period following cessation of an optionee's relationship with the Company or an affiliate, the Compensation Committee has sole discretion in a particular circumstance to extend the exercise period following such cessation beyond such 90-day period, subject to any such extension being pre-cleared by The Toronto Stock Exchange. If an optionee is terminated for cause, any option granted under the Amended 1996 Stock Option Plan will automatically terminate as of the first discovery by the Company of any reason for termination for cause, and such optionee will thereupon have no right to purchase any shares pursuant to such option. "Termination for cause" means dismissal for dishonesty, conviction or confession of a crime punishable by law (except a minor violation), fraud, misconduct, or disclosure of confidential information.

    Subject to the terms and conditions and within the limitations of the Amended 1996 Stock Option Plan, the Compensation Committee may modify or amend outstanding options granted under the plan, subject to the prior approval of The Toronto Stock Exchange. The modification or amendment of an outstanding option will not, without the consent of the optionee, impair or diminish any of such optionee's rights or any of the Company's obligations under such option.

    The aggregate number and class of shares for which options may be granted under the Amended 1996 Stock Option Plan, the number and class of shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and each such option, must all be proportionately adjusted for any increase or decrease in the number of issued Common Shares of the Company resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any share dividend out of the ordinary course. In the event of a liquidation or reorganization of the Company in which the shareholders of the Company receive cash, shares, or other property in exchange for or in connection with their Common Shares, any option granted under the Amended 1996 Stock Option Plan will terminate, but the optionee will have the right immediately prior to such liquidation or reorganization to exercise his option to the extent the vesting requirements set forth in the option agreement have been satisfied. If the shareholders of the Company receive shares in the capital of another corporation in exchange for their Common Shares, all options granted under the Amended 1996 Stock Option Plan must be converted into options to purchase such other corporation's shares, unless the Company and such other corporation, in their sole discretion, determine that any or all such options must terminate in accordance with the foregoing provisions applicable to a liquidation or reorganization. The amount and price of such converted options must be adjusted in the same proportion as used for determining the number of shares the holders of the Common Shares receive in any such exchange. Unless accelerated by the Compensation Committee, the vesting schedule set forth in the option agreement will continue to apply to such converted options.

    The Board of Directors of the Company may at any time suspend, amend, or terminate the Amended 1996 Stock Option Plan, but in the case of amendments to the plan, such amendments must be pre-cleared with The Toronto Stock Exchange. Any amendment to the Amended 1996 Stock Option Plan that increases the number of shares that may be issued under the plan, changes the designation of the participants or class of participants eligible for participation in the plan, or otherwise materially increases the benefits accruing to the participants under the plan, must be approved by the holders of a majority of the Company's outstanding voting shares, voting either in person or by proxy at a duly held shareholders meeting, within 12 months before or after any such amendment.

1997 STOCK OPTION PLAN

    The 1997 Stock Option Plan will give certain directors, officers, and employees of the Company, and its subsidiaries and affiliates an opportunity to develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may grant to certain directors, officers, and employees options to purchase up to an aggregate of 3,000,000 shares of the common stock of the Company ("Stock") pursuant to the 1997 Stock Option Plan. Such Stock may consist of authorized but unissued Stock or previously issued Stock reacquired by the Company. The 1997 Stock Option Plan is an amendment and restatement of the plan as previously adopted by the Board on September 9, 1997, and supersedes and replaces in its entirety such previously adopted plan. Effectiveness of the 1997 Stock Option Plan is subject to approval by the Company's shareholders at the annual meeting scheduled in June 1998. If the 1997 Stock Option Plan is not so approved by the shareholders, then all options granted thereunder will be void and of no further force and effect, and no additional options will be granted under the plan. All options granted under the 1997 Stock Option Plan are subject to, and contingent upon, such shareholder approval. Except with respect to options then outstanding, the 1997 Stock Option Plan, as amended and restated, will terminate upon and no further options will be granted thereunder after September 8, 2007.

    The 1997 Stock Option Plan will be administered by the Compensation Committee, which will have sole authority to select the optionees from among those individuals eligible under the plan and to establish the number of shares of Stock which may be issued under each option. The maximum number of shares of Stock that may be subject to options granted under the plan to an individual optionee may not exceed 5% of the Company's total Stock outstanding and during any calendar year may not exceed 1,000,000 (subject to adjustment under certain conditions described below). The Compensation Committee is authorized to interpret the 1997 Stock Option Plan and may from time to time adopt such rules and regulations, consistent with the provisions of the plan, as it may deem advisable to carry out the plan. All decisions made by the Compensation Committee in selecting optionees, in establishing the number of shares of Stock which may be issued under each option and in construing the provisions of the 1997 Stock Option Plan will be final.

    Options granted under the 1997 Stock Option Plan may be either incentive stock options, within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), ("Incentive Stock Options") or options which do not constitute Incentive Stock Options ("Non-Qualified Stock Options"). Incentive Stock Options may be granted only to individuals who are employees (including officers and directors who are also employees) of the Company or any parent or subsidiary corporation (as defined in section 424 of the Code) of the Company at the time the option is granted. Non-Qualified Stock Options may be granted to individuals who are directors (but not also employees), officers and employees of the Company, any parent or subsidiary corporation of the Company, or any other affiliate of the Company. Options may be granted to the same individual on more than one occasion. No Incentive Stock Option will be granted to an individual if, at the time the option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, within the meaning of section 422(b)(6) of the Code, unless at the time such option is granted the option price is at least 110% of the fair market value of Stock subject to the option and such option by its terms is not exercisable after the expiration of five years from the date of grant.

    Each option that is an Incentive Stock Option and all rights granted thereunder will not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title

I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder, and will be exercisable during the optionee's lifetime only by the optionee or the optionee's guardian or legal representative. Each option that is a Non-Qualified Stock Option will bear the same transfer restrictions as an Incentive Stock Option except a Non-Qualified Stock Option may be assigned to a limited liability company or partnership if (i) the terms of such transfer are approved in advance by the Compensation Committee, (ii) 95% or more of all the member or partnership interests in such limited liability company or partnership are held by the holder of the option and members of his family, determined in accordance with section 318(a)(1) of the Code, or trusts for their benefit,
(iii) such limited liability company or partnership is treated as a partnership for federal income tax purposes, and (iv) such limited liability company or partnership is controlled, directly or indirectly, as a fiduciary or otherwise, by the holder of the option.

    The purchase price of Stock issued under each option will be determined by the Compensation Committee, but such purchase price must not be less than the fair market value of Stock subject to the option on the date the option is granted. Each option must be evidenced by a written agreement between the Company and the optionee which shall contain such terms and conditions as may be approved by the Compensation Committee, provided that each such option must expire not later than 10 years after its date of grant. The terms and conditions of the respective option agreements need not be identical. An option agreement may provide for the surrender of the right to purchase shares of Stock under the option in return for a payment in cash or Stock equal in value to the excess of the fair market value of the shares of Stock with respect to which the right to purchase is surrendered over the option price therefor ("Stock Appreciation Rights"), on such terms and conditions as the Compensation Committee in its sole discretion may prescribe. The Compensation Committee will retain final authority
(i) to determine whether an optionee will be permitted, or (ii) to approve an election by an optionee, to receive cash in full or partial settlement of such Stock Appreciation Rights. Moreover, an option agreement may provide for the payment of the option price, in whole or in part, by the delivery of a number of shares of Stock (plus cash if necessary) having a fair market value equal to such option price.

    Shares of Stock with respect to which options may be granted are shares of Stock as presently constituted, but if, and whenever, prior to the expiration of an option theretofore granted, the Company effects a subdivision or consolidation of Stock or the payment of a stock dividend on Stock without receipt of consideration by the Company, the number of shares of Stock with respect to which such option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares will be proportionately increased, and the purchase price per share will be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares will be proportionately reduced, and the purchase price per share will be proportionately increased.

    If the Company recapitalizes, reclassifies its capital stock, or otherwise changes its capital structure (a "recapitalization"), the number and class of shares of Stock covered by an option theretofore granted will be adjusted so that such option will thereafter cover the number and class of shares of Stock and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to the recapitalization, the optionee had been the holder of record of the number of shares of Stock then covered by such option. If the Company declares an extraordinary dividend, which arises from any sale or exchange of assets, payable in cash or any other property, then the purchase price per share of Stock under any option theretofore granted shall be reduced by the amount of such extraordinary dividend payable on a share of Stock if paid in cash or the fair market value (as determined by the Compensation Committee) of any property distributable on a share of Stock if paid in kind. If in the event of any "Corporate Change", as defined in the 1997 Stock Option Plan, the Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, will act to effect one or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by the Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder will terminate, (2) require the mandatory surrender to the Company by selected optionees of some or all of the outstanding options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the plan) as of a date, before or after such Corporate Change, specified by the Compensation Committee, in which event the Compensation Committee will thereupon cancel such options and the Company will pay to each optionee an amount of cash per share of Stock according to a formula specified in the 1997 Stock Option Plan, (3) make any adjustments to options then outstanding as the Compensation Committee, in its sole discretion, deems appropriate to reflect such Corporate Change, or (4) provide that the number and class of shares of Stock covered by an option theretofore granted will be adjusted so that such option will thereafter cover the number and class of shares of Stock or securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of any Corporate Change if, immediately prior to such Corporate Change, the optionee had been the holder of record of the number of shares of Stock then covered by such option.

    The Board in its discretion may terminate the 1997 Stock Option Plan at any time with respect to Stock for which options have not theretofore been granted. The Board has the right to alter or amend the plan, or any part thereof from time to time. No change in any outstanding option will be made which would impair the rights of the optionee without the consent of such optionee. The Board may not make any alteration or amendment which would increase the aggregate number of shares which may be issued pursuant to the provisions of the 1997 Stock Option Plan or change the class of individuals eligible to receive options under the plan without the approval of the shareholders of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of February 28, 1997, with respect to the beneficial ownership of the Common Shares, by (i) each person known by the Company to own beneficially more than 5% of the issued and outstanding Common Shares, (ii) each director of the Company and each of the Named Officers, and (iii) all executive officers and directors of the Company as a group.

                                                   NUMBER OF
                                                    COMMON          PERCENT
BENEFICIAL OWNER                                   SHARES (1)       OF CLASS
----------------                                  ----------        --------
Robert A. Hefner III............................  6,565,300(2)          19%
  c/o   Seven Seas Petroleum Inc.
  Suite 960, Three Post Oak Central
  1990 Post Oak Boulevard
  Houston, Texas  77056
Breene M. Kerr..................................  3,048,417(3)           9%
  c/o  Brookside Company
  115 Bay Street
  Easton, Maryland  21601

George Soros and Stanley F. Drunkenmiller.......  3,058,000              9%
  888 Seventh Avenue, 33rd Floor
  New York, NY 10106

Robert W. Moore.................................  2,184,900              6%
MTV Investments Limited Partnership
  3600 West Main Street, Suite 150
  Norman, Oklahoma 73072
Brian Egolf.....................................    126,386(4)           *
Sir Mark Thomson Bt.............................    452,566(5)           1%
Robert B. Panero................................     17,445(6)           *
Gary F. Fuller..................................     27,000(7)           *
James D. Scarlett...............................     25,000(7)           *
Herbert C. Williamson, III                          150,256(8)           *
Timothy T. Stephens.............................    353,500(9)(15)       1%
Albert E. Whitehead.............................  1,246,758(10)(15)      4%
Malcom Butler...................................    200,000              *
Larry A. Ray....................................    193,887(11)          *
John P. Dorrier.................................    277,486(13)(15)      *
All executive officers and directors as a group     12,684,001
(13 persons)....................................               (14)        36%
-----------------
 *  Less than 1%
(1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned. The number of shares indicated includes, in each case, the number of Common Shares issuable upon exercise of stock options ("Options") subject to the Amended 1996 Stock Option Plan, to the extent that such Options are currently exercisable. For purposes of this table, Options are deemed to be "currently exercisable" if they may be exercised within 60 days following February 28, 1997.
(2) Includes 150,000 Common Shares currently issuable upon exercise of Options, 20,000 shares held by an entity in which Mr. Hefner has a substantial interest and 3,360,607 Common Shares beneficially owned by Mr. Hefner and held in escrow pursuant to the Escrow Agreement.
(3) Includes 25,000 Common Shares currently issuable upon exercise of an Option, consists of 828,579 shares beneficially owned by a limited partnership in which Mr. Kerr serves as a general partner and includes 2,194,838 Common Shares held in escrow pursuant to the Escrow Agreement.

(4) Includes 12,650 Common Shares owned by a member of Mr. Egolf's family, 2,000 Common Shares owned by a trust for the benefit of members of Mr. Egolf's family, 50,000 Common Shares currently issuable upon exercise of Options and 39,147 shares held in escrow pursuant to the Escrow Agreement.

(5) Includes 25,000 Common Shares currently issuable upon exercise of an Option and 199,531 shares held in escrow pursuant to the Escrow Agreement.

(6) Includes 16,666 CommonShares currently exercisable upon exercise of an Option, 234 shares held by Mr. Panero's wife, and 363 shares held in escrow pursuant to the Escrow Agreement.

(7) Includes 25,000 Common Shares currently issuable upon exercise of an Option.
(8) Includes 150,000 Common Shares currently issuable upon the exercise options.
(9) Includes 222,000 Common Shares currently issuable upon exercise of Options. Mr. Stephens resigned as an officer and director of the Company in May 1997.
(10)Includes 235,000 Common Shares currently issuable upon exercise of Options and 166,667 Common Shares held in escrow pursuant to the Founder's Escrow Agreement. Mr. Whitehead resigned as an officer and director of the Company in May 1997.
(11)Includes 66,667 Common Shares currently issuable upon exercise of an Option and an additional 124,500 owned by Mr. Ray's wife.
(13)Includes 135,000 Common Shares currently issuable upon exercise of Options.
(14)Includes 1,100,333 Common Shares currently issuable upon exercise of Options and an aggregate of 5,794,486 Common Shares and 166,667 Common Shares held in escrow pursuant to the GHK Escrow Agreement and the Founder's Escrow Agreement, respectively.
(15)Number of shares held by the former executive is based on information available to the Company as of October 27, 1997.

VOTING SUPPORT AGREEMENT

    Under the terms of a voting support agreement by and between the Company and Hazel Ventures Ltd., the sole shareholder of Petrolinson ("Hazel Ventures"), Hazel Ventures agreed that prior to July 19, 1998, it will vote all Common Shares of the Company owned or controlled by it in favor of the slate of directors proposed by the Company's chief executive officer and will require any purchaser of its shares to agree to be bound by the terms of the agreement unless the purchaser acquires the shares in the open market. Hazel acquired 1,000,000 Common Shares, or 2.9% of the Company's outstanding Common Shares, in exchange for the transfer of its ownership of Petrolinson, the holder of a 6% interest in the Association Contracts, to a subsidiary of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS, OFFICERS, AND SECURITY HOLDERS

     On November 1, 1997, the Company made a loan of $200,000 at 6.06% to Larry
A. Ray, Executive Vice President and Chief Operating Officer. Interest on the loan is payable monthly with a single principle payment due November 1, 2002.

     The Company's Chairman and Chief Executive Officer wholly owns GHK Company LLC ("GHK").Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK. The Company recognized fees of $10,500 of such expenses in 1997. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $381,270 and $288,505 in 1997 and 1996, respectively, for such costs.

    MTV Investments Limited Partnership ("MTV"), beneficial owner of more than 6% of the Company and owner of the minority interest in Cimarrona LLC, a consolidated subsidiary of the Company. Resulting from cash calls to fund oil and gas exploration activities, an account receivable of $541,000 was due from MTV at December 31, 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules:

      (1) Financial Statements: The financial statements required to be filed are included under Item 8 of this report.

      (2) Schedules: All schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

      (3) Exhibits:

NO.          EXHIBIT DOCUMENT
---          ----------------

  (1)                 Not Applicable

  (2)                 Not Applicable

  (3)                 Articles of Incorporation and By-laws

                 *(A) The  Amalgamation  Agreement  effective  June  29,
                      1995 by and between Seven Seas Petroleum Inc., a British Columbia corporation; and Rusty Lake

                      Resources Ltd.

                 *(B) Certificate of Continuance and Articles of
                      Continuance into the Yukon Territory

                 *(C) By-Laws

  (4) Instruments defining the rights of security holders, including indentures

                 *(A) Excerpts from the Articles of Continuance

                 *(B) Excerpts from the By-laws

                 *(C) Specimen stock certificate

                 *(D) Form of Class B Warrant

                 *(E) Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust
                      Company

  (9)                 Not Applicable

  (10)                Material Contracts

                 *(A) Agreement dated August 14, 1995 by and between the Company and GHK Company Colombia, as amended by letter agreement dated November 30, 1995

NO.            EXHIBIT DOCUMENT

                 *(B) The Association Contract by and between Ecopetrol, GHK
                      Company Colombia and Petrolinson, S.A. relating to the Dindal block, as amended

                 *(C) The Association Contract by and between Ecopetrol and GHK
                      Company  Colombia  relating to the Rio Seco block

                 *(D) Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of interests in the Dindal block

                 *(E) The GHK Company Colombia Share Purchase  Agreement
                      dated as of July 26,  1996 by and  between  Robert
                      A. Hefner III, Seven Seas Petroleum Colombia Inc. and the Company

                 *(F) The Cimarrona Purchase Agreement dated as of July 26, 1996 by and between the members of Cimarrona Limited Liability Company, the Company, Seven Seas Petroleum Colombia Inc., and Robert A. Hefner III

                 *(G) The Esmeralda  Purchase Agreement dated as of July
                      26, 1996 by and between the members of Esmeralda Limited Liability Company, Robert A. Hefner III, the Company, Seven Seas Petroleum Holdings, Inc. and Seven Seas Petroleum Colombia Inc.

                 *(H) The  Registration  Rights  Agreement  dated  as of
                      July 26, 1996 by and between the Company and certain individuals

                 *(I) Shareholders'  Voting Support  Agreement  dated as
                      of July 26, 1996 by and between Seven Seas Petroleum Inc. and Messrs. Hefner, Kerr, Whitehead, Plewes and Stephens

                 *(J) Management  Services  Agreement  by and  among GHK
                      Company Colombia,  the Company and The GHK Company LLC

                 *(K) The Escrow Agreement for a Natural Resources Company by
                      and among Montreal Trust Company as trustee, the Company and certain individuals and entities

                 *(L) The  Escrow  Agreement  for  a  Natural  Resources
                      Company by and among Montreal Trust Company, as trustee, the Company and Albert E. Whitehead

                 *(M) Amended 1996 Stock Option Plan

                 *(N) Form of Incentive Stock Option Agreement

                 *(O) Form of Directors' Stock Option Agreement

                 *(P) Form of Employment  Agreement  between the Company
                      and each of Messrs. Stephens, Dorrier and DeCort

NO.            EXHIBIT DOCUMENT

               *(Q) Form of Agreement between the Company and each of Messrs. Stephens, Dorrier and DeCort relating to a change of control

               *(R) Form of Employment Agreement between the Company and Larry A. Ray

               *(S)   Settlement   Agreement  between  the  Company  and
                      Mr. Whitehead dated May 20, 1997

               *(T) Petrolinson S.A. Share Purchase Agreement dated February 14, 1997, between Hazel Ventures LTD., Seven Seas Petroleum Colombia Inc. and Seven Seas Petroleum Inc.

               *(U) Pledge Agreement dated March 5, 1997 among Hazel Ventures LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum Colombia Inc., and Integro Trust (BVI Limited)

               *(V) Shareholder Voting Support Agreement made as of March 5, 1997 between Seven Seas Petroleum Inc. and Hazel Ventures LTD.

               *(W) Purchase Warrant Indenture made as of August 7, 1997 between Seven Seas Petroleum Inc. and Montreal Trust Company of Canada

               *(X) Indenture made as of August 7, 1997 between Seven Seas Petroleum Inc. and Montreal Trust Company of Canada

               *(Y) Limited Recourse Guarantee, Security and Pledge Agreement made as of August 7, 1997 between Seven Seas Petroleum Holdings Inc. and Montreal Trust Company of Canada

               *(Z) Limited Recourse Guarantee, Security and Pledge Agreement made as of August 7, 1997 between Seven Seas Petroleum Colombia Inc. and Montreal Trust Company of Canada

               *(AA) Private Placement Subscription Agreement made as of August 7, 1997 between Seven Seas Petroleum Inc. and Jasopt Pty Limited

               *(BB)  1997 Stock Option Plan

  (11.1)              Not Applicable

  (12)                Not Applicable

  (13)                Not Applicable

  (16)                Not Applicable

  (18)                Not Applicable

  (21)                Not Applicable

*(22)                 Subsidiaries of the Registrant

 (23)                 Consent of experts and counsel

                *(A)  Consent of Jerry L. Williams, Independent Public
                       Accountants

                *(B)  Consent of Arthur Andersen LLP

NO.             EXHIBIT DOCUMENT
---             ----------------
 (24)                 Not Applicable

*(27)                 Financial Data Schedule

 (28)                 Not Applicable

 (29)                 Consent of Arthur Andersen LLP

 (30)                 Consent of Ryder Scott Company Petroleum Engineers

 (31) The Association Contract by and between Ecopetrol and Seven Seas Petroleum Colombia Relating to the Rosablanca block

 (32) The Association Contract by and Between Ecopetrol and Seven Seas Petroleum Colombia relating to the Montecristo block.

 (99)                 Not Applicable

 * Incorporated herein by reference to Exhibit on like registration on Form 10 (File No.022483)

      (b) Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 31st day of March, 1998 by the following persons in their capacity as officers of the Registrant.

SEVEN SEAS PETROLEUM INC.

     By: /s/   ROBERT A. HEFNER  III           By: /s/ HERBERT C. WILLIAMSON,III
         Robert A. Hefner III                      Herbert C. Williamson, III
          Chief Executive Officer                   Chief Financial Officer

                           By: /s/ RAY A. HOUSLEY, JR.
                               Ray A. Housley, Jr.
                            Treasurer and Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 31st day of March, 1998 by the following persons in their capacity as directors of the Registrant.

     /s/   ROBERT A. HEFNER  III           /s/   HERBERT C. WILLIAMSON, III
            Robert A. Hefner III                  Herbert  C.  Williamson, III

     /s/   BREENE M. KERR                  /s/   JAMES D. SCARLETT
            Breene M. Kerr                        James D. Scarlett

     /s/   SIR MARK THOMSON Bt.            /s/   LARRY A. RAY
            Sir Mark Thomson Bt.                  Larry A. Ray

     /s/   BRIAN EGOLF                     /s/   GARY F. FULLER
            Brian Egolf                           Gary F. Fuller

     /s/   ROBERT B. PANERO
            Robert B. Panero

        Principal sources of changes in the standardized measure of discounted future net cash flows during 1997:

         Beginning of year ..........................  $   3,801,000
         Net change in production costs .............     (1,741,552)
         Extensions,  discoveries, and additions,
         less related costs .........................    141,402,293
         Net change in future development costs .....     (1,611,820)
         Net change in income taxes .................    (41,969,044)
         Accretion of discount ......................        736,100
         End of year ................................  $ 100,616,977

        The standardized measure of discounted future net cash flows shown above relates to the Company's discovery of oil on the Association Contracts in Colombia.

        The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's proved reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.