Form 10-K/A
period 1997-12-31
SEVEN SEAS PETROLEUM INC
filed 1998-04-03
CIK 947156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

    Seven Seas is an independent international energy company engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery ("Emerald Mountain") held by two adjoining association contracts covering a total of 109,000 acres in central Colombia. The Company has focused its efforts on delineating the oil and gas potential of Emerald Mountain. The five exploratory wells completed to date on Emerald Mountain have achieved maximum tested actual production rates ranging from 3,415 to 13,123 barrels per day. The Company's 57.7% working interest in Emerald Mountain (before Colombian government participation) was acquired through a series of transactions from 1995 through 1997. The Company has interests in three additional association contracts in Colombia which, together with the Emerald Mountain association contracts, cover over one million gross acres. As of December 31, 1997, the Company's estimated net proved reserves attributable to the delineation of 14,459 acres of Emerald Mountain were 32.2 million barrels of oil with an SEC PV-10 of $144.9 million.

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

    DRILLING ACTIVITY. The Company has enhanced its knowledge of the Cimarrona reservoir and of its potential productive capacity through the drilling of eight wells on the formation. Production tests of the wells have indicated a uniform and extensive degree of permeability within the area investigated. In 1994, a predecessor to the Company drilled the Escuela 1, which was non-commercial. The five exploratory wells completed to date on Emerald Mountain have encountered on average 303 feet of net pay at vertical depths between 6,000 and 7,500 feet. For the five wells where production testing has been completed, actual per well production rates realized ranged from 3,415 to 13,123 barrels per day with an average in excess of 7,079 barrels per day. The table below sets forth drilling results to date on Emerald Mountain.

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

    CAPITAL SPENDING PROGRAM. Phase I of the Company's two-stage development plan, scheduled to be completed in mid-1999, includes the completion of production facilities and a 36-mile pipeline link to the OAM pipeline in La Dorado, which will enable 50,000 barrels of daily production to be transported from Emerald Mountain. The OAM pipeline will transport oil from La Dorado to Vasconia, where it will join the Oleoducto Central S.A. ("OCENSA") and the Oleoducto de Columbia ("ODC") pipelines for transport to Covenas, the major export terminal in Colombia on the Caribbean. The 50,000 barrels per day production level represents the maximum available capacity on the OAM pipeline. The Company plans to drill seven development and delineation wells in 1998 and the first half of 1999 to develop production capacity for Phase I. The gross capital expenditures estimated for Phase I include $97.9 million ($34.2 million net) for pipeline and production facilities and $31.2 million ($16.2 million net) for development and delineation drilling.

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

    THE ASSOCIATION CONTRACTS. The Company and its partners have secured the right to produce oil and gas from the Dindal and Rio Seco contract areas through the years 2021 and 2023, respectively. Under the terms of the association contracts, Ecopetrol receives a royalty on behalf of the Colombian government equal to 20% of production after transportation costs are deducted and, in the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. Until the partners have been repaid for 50% of all costs associated with successful drilling, Ecopetrol's share of production will be applied to the repayment of such costs. Until commercial production is initiated, the Company expects that the current working interest owners will fund all costs associated with the initiation of commercial production. Ecopetrol's share of production and costs in the Dindal contract area will increase once a commercial field produces in excess of 60 MMBls, up to a maximum interest of 70% if the field produces in excess of 150 MMBbls. In addition, Ecopetrol's share of production and costs in the Rio Seco contract area is also subject to increase up to a maximum interest of 75% depending upon revenues and associated costs. The Company's weighted average net interest in barrels of estimated production over the life of the Association Contracts before Colombian government royalty is 24.36%.

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

OTHER COLOMBIAN PROPERTIES

    The Company owns a 75% working interest in the contiguous Montecristo and Rosablanca Association Contract areas, which cover approximately 692,000 gross acres in the northern Middle Magdalena Basin. In the Central Llanos Basin, 40 miles east of the Cusiana field, the Company owns an 11.875% initial working interest in the 233,000 acre Tapir contract area operated by Heritage Minerals Colombia ("Heritage Minerals"). During 1998, the Company expects to reprocess and evaluate 2-D seismic on the Montecristo and Rosablanca areas and to participate in the drilling of the Mateguafa #1 well on the Tapir contract.

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

RISKS RELATED TO THE COMPANY

LACK OF CASH FLOW

    The Company has no significant income producing properties and its principal assets, its interests in the Dindal and Rio Seco Association Contracts, are in the early stage of exploration and development. Since inception through December 31, 1997, the Company incurred cumulative losses of $12,242,557and because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Dindal and Rio Seco Association Contracts in quantities sufficient to cover operating expenses related thereto. The Company had oil and gas sales in 1996 and 1997 of $233,682 and $779,767, respectively, which pertained solely to production testing of the Company's wells in Colombia. These sales represented the Company's only sales of production since its inception. Although the Company intends to continue to sell oil resulting from production tests, significant production from the wells drilled to date is not expected to commence until further work is done to evaluate the field through the drilling of additional wells, and producing facilities and pipelines have been constructed. The Company has received preliminary plans and engineering specifications for the construction of pipelines and production facilities. The construction of the Phase I and Phase II pipelines and the production facilities is subject to a number of conditions, including obtaining required environmental and construction permits and necessary easements and rights of way. The Company does not expect these facilities to be completed before July 1999, and no assurances can be given as to when such facilities will be completed. If the Company is unsuccessful in constructing a production facility and a pipeline or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt. See "-Risks Related to Oil and Gas Industry" and "-Risks Related to Construction of Pipeline and Production Facilities."

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

    Drilling of the seventh well on Emerald Mountain and the second on the Rio Seco Block, the Tres Paso 2-E, commenced in December 1997 and was completed in February 1998 at a location approximately 5.6 miles north-northwest of the surface location of the El Segundo 1-E. This well was drilled to a vertical depth of 6,054 feet and encountered 290 feet of the Cimarrona formation with no evidence of any oil-water contact. Due to an operational problem that resulted from a failure to properly cement casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This sidetracking operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations resulted in an indication of highly fractured and oil bearing formation similar to that found in the preceding five successful wells.

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

LLANOS BASIN

    INTRODUCTION. The Company acquired an 11.875% interest in the Tapir Association Contract (the "Tapir Association Contract") in April 1996. The Tapir block consists of 233,000 acres located in the Llanos Basin of east central Colombia and is crossed by two oil pipelines carrying production from nearby oil fields. Other Tapir Association Contract interests are held by Ampolex (56.25%), Mohave Oil & Gas Corp. (10.205%), Doreal Energy (11.67%) and Heritage Minerals (10%), which serves as the operator.

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

    EXISTING WELL. In 1993, the Macarenas #1 well, a discovery well, was drilled on the Tapir block and produced 320 barrels per day in a short-term test, but was not completed for production. Since the well was drilled and tested, additional oil pipeline infrastructure has been built in the area. The operator plans to place the well on long-term production test after the completion of the exploratory well to determine sustainable production rates and the extent of the reservoir.

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

    BASS BASIN, BLOCK T27P. The Company holds a 20% working interest in Block T27P, a 1.8 million acre block in approximately 70 meters of water, in the Bass Basin, the central of three basins offshore southern Australia. The easternmost basin is the Gippsland Basin where BHP Petroleum and Esso have a series of large oil and gas fields. The westernmost basin is the Otway Basin, the site of recent gas discoveries by BHP Petroleum and others, which will likely serve the South Australia and Victoria gas markets. The T27P block lies about halfway between the Victoria coast to the north and the Tasmania coast to the south (about 56 miles each way). The Bass Basin has been the site of a series of gas and oil shows and discoveries, including the Yolla Field, which is adjacent to Block T27P. The Yolla Field was discovered by Amoco in the mid-1980's and has not yet been appraised or developed.

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

ACREAGE
       The following table sets forth estimates of the developed and undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1997:

                                 ACREAGE SUMMARY

                                          AS OF DECEMBER 31,1997
                            ----------------------------------------------------
                                  GROSS ACRES                NET ACRES(1)
                            ------------------------    ------------------------
                            DEVELOPED  UNDEVELOPED      DEVELOPED  UNDEVELOPED
Colombia:
  Rio Seco/Dindal..........    14,459      94,579         8,343        54,572
  Montecristo/Rosablanca...       -       692,179             -       519,134
  Tapir....................       -       232,613             -        27,623
Papua New Guinea...........       -     1,200,000             -     1,200,000
Australia..................       -     2,394,546             -       429,978
                                  -     ---------             -       -------
  Total....................    14,459   4,613,917         8,343     2,231,307
                             ========   =========         =====     =========

(1) Net acres based on the Company's respective working interest. See "-- Properties".

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

GATHERING AND DISTRIBUTION SYSTEM

    Transportation and marketing of crude oil to be produced from Emerald Mountain is expected to be achieved through the construction of a 36 mile pipeline northwest from Emerald Mountain to the existing OAM pipeline, a regulated common carrier, at the town of La Dorado along the Magdalena River Valley. This pipeline, which is part of the Company's Phase I development plan, will have the capacity for 250,000 barrels per day but will be constrained by the existing capacity of 50,000 barrels per day on the OAM pipeline. Through the OAM pipeline, Emerald Mountain's production will be transported to pipeline terminal and storage facilities at Vasconia approximately 45 miles north of La Dorado. At Vasconia, crude oil from Emerald Mountain may then be shipped through the existing ODC and OCENSA pipelines, regulated common carriers, to the port city of Covenas on the Caribbean Sea for loading, export and sale. To avoid the capacity constraints on the OAM pipeline, the Company intends to build its Phase II pipeline from the end of its Phase I pipeline in La Dorado in Vasconia, where it will be able to utilize approximately 250,000 barrels per day of currently available capacity on the ODC and OCENSA pipelines.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein:

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

TERMS OF ASSOCIATION CONTRACTS AND RELATED MATTERS

    The Company has a 57.7% working interest (before Colombian government participation) in the Association Contracts. The Colombian government receives a royalty equal to 20% of production (after transportation costs are deducted). In the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. If a commercial field produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase to a maximum interest of 70% in Dindal and 75% in Rio Seco depending upon production from Emerald Mountain. Until commercial production is initiated, the Company expects that the working interest owners will fund all costs associated with the initiation of commercial production and that, upon such initiation, Ecopetrol's 50% share of such costs will be repaid through proceeds from their share of production.

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

          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT

                                                                                                                     CUMULATIVE
                                                                                       PERIOD FROM INCEPTION    TOTAL FROM INCEPTION
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
                                                                             =====    =======       ===========        ============

   The accompanying notes are an integral part of these financial statements

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                  PERIOD FROM       CUMULATIVE TOTAL
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

        The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent working interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts" or the "Emerald Mountain Project"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the National Oil Company of Colombia, in March 1993 and August 1995, respectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. In 1994, a predecessor to the Company drilled the Escuela #1, which was non-commercial. The final exploratory wells completed to date on Emerald Mountain have encountered an average 303 feet of net pay at verticle depths between 6,000 and 7,500 feet. For the five wells when production testing has been completed, actual per well production rate realized ranged from 3,415 to 13,123 barrels per day with average in excess of 7,079 barrels per day. The Company plans to rapidly and efficiently continue its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

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

 5.     INCOME TAXES:

        The geographical sources of loss before minority interest were as follows:

                                          PERIOD ENDED        PERIOD ENDED        PERIOD ENDED
                                      DECEMBER 31,1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                      ----------------   -----------------   -----------------
           United States               $   (4,515,142)          (277,456)                   -
           Foreign                         (3,706,511)        (1,981,416)         (2,119,985)
                                           -----------        ------------        -----------
           Loss before Minority
             interest                  $   (8,221,653)    $   (2,258,872)      $  (2,119,985)
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

9.      OPERATIONS BY GEOGRAPHIC AREA:

        The Company operates in one industry segment. Information about the Company's operations for 1997, 1996, and from inception February 3, 1995 to December 31, 1995 by geographic area is shown below:

                                    CANADA    UNITED STATES     COLOMBIA      OTHER FOREIGN AREAS   TOTAL
                                    ------    -------------     --------      -------------------   -----

Year ended December 31, 1997

    Revenues                        $ 753,433      $ 2,020          $ 810,077      $ 1,426              $ 1,566,956
    Operating Loss                 (1,780,784)  (4,515,142)        (1,837,368)     (88,359)              (8,221,653)
    Capital Expenditures                    -       57,572         19,050,432      471,046               19,579,050
    Identifiable  Assets           17,462,002      488,463        272,981,939      981,720              291,914,124
    Depreciation and Amortization     110,695       20,708             16,662            -                  148,065

                                    CANADA    UNITED STATES     COLOMBIA      OTHER FOREIGN AREAS   TOTAL
                                    ------    -------------     --------      -------------------   -----
Year ended December 31, 1996

    Revenues                        $ 333,598          $ -          $ 239,345      $ 2,338                $ 575,281
    Operating Loss                 (1,402,204)    (277,456)          (438,948)    (140,264)              (2,258,872)
    Capital Expenditures                    -            -          4,335,166      271,405                4,606,571
    Identifiable  Assets           10,497,084       46,939        224,436,899      520,060              235,500,982
    Depreciation and Amortization           -       66,490             42,755        2,089                  111,334

                                    CANADA      COLOMBIA       ARGENTINA      NORTH AFRICA   OTHER FOREIGN AREAS       TOTAL
                                    ------      --------       ---------      ------------   -------------------       -----
Period from inception through December 31, 1995

    Revenues                        $ 147,372     $      -          $       -    $       -                $   5,011  $   152,383
    Operating Loss                   (863,787)      (3,147)          (625,771)    (509,878)                (117,402)  (2,119,985)
    Capital Expenditures                    -      369,723            622,006      500,800                  204,414    1,696,943
    Identifiable  Assets            3,565,647      385,999                  -            -                  218,791    4,170,437
    Depreciation and Amortization      36,875          297                  -            -                      499       37,671

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

13.      SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited):

        Capitalized costs at December 31, 1997 and 1996, respectively, relating to the Company's oil and gas activities are shown below:

                                         Colombia       Others        Total
                                        ------------  ---------   -------------
As of December 31, 1997
Proved properties ....................  $ 46,116,873  $    --     $  46,116,873
                                        ============  =========   =============
Unproved properties ..................  $220,771,518  $ 941,955   $ 221,713,473
Less: Dry Hole and Abandonment .......          --         --              --
                                        ------------  ---------   -------------
Unproved properties, net .............  $220,771,518  $ 941,955   $ 221,713,473
                                        ============  =========   =============

As of December 31, 1996
Proved properties ....................  $  1,611,665  $    --     $   1,611,665
                                        ============  =========   =============
Unproved properties ..................  $221,413,217  $ 475,819   $ 221,889,036
Less: Dry Hole and Abandonment .......          --       (4,910)         (4,910)
                                        ------------  ---------   -------------
Unproved properties, net .............  $221,413,217  $ 470,909   $ 221,884,126
                                        ============  =========   =============

Costs incurred during the years ended December 31, 1997, 1996, and 1995, respectively, were as follows:

                                       COLOMBIA   ARGENTINA   NORTH AFRICA  OTHERS           TOTAL
                                       --------   ---------   ------------  ------           -----
Year ended December 31, 1997
Development cost ..................$    165,829    $   --      $   --      $   --      $    165,829
Property acquisition cost:
    Proved ........................   4,331,169        --          --          --         4,331,169
    Unproved ......................  20,704,532        --          --          --        20,704,532
Exploration cost ..................  18,661,979        --          --       471,046      19,133,025
    Total cost incurred ...........$ 43,863,509    $   --      $   --      $471,046    $ 44,334,555

Year ended December 31, 1996
Property acquisition cost:
    Proved ........................$  1,554,041    $   --      $   --      $   --      $  1,554,041
    Unproved ...................... 215,536,257        --          --       250,000     215,786,257
Exploration cost ..................   5,564,861        --          --        21,405       5,586,266
    Total cost incurred ...........$222,655,159    $   --      $   --      $271,405    $222,926,564

Year ended December 31, 1995
Property acquisition cost:
    Proved ........................$       --      $   --      $   --      $   --      $       --
    Unproved ......................     106,383      75,000     500,800       6,073         688,256
Exploration cost ..................     263,340     547,006        --       198,341       1,008,687
    Total cost incurred ...........$    369,723    $622,006    $500,800    $204,414    $  1,696,943

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

(10) Includes 235,000 Common Shares currently issuable upon exercise of Options and 166,667 Common Shares held in escrow pursuant to the Founder's Escrow Agreement. Mr. Whitehead resigned as an officer and director of the Company in May 1997.

(11) Includes 66,667 Common Shares currently issuable upon exercise of an Option and an additional 124,500 owned by Mr. Ray's wife.

(12) Of the Common Shares identified, Mr. Soros, Mr. Drunkenmiller, and Soros Fund Management LLC may be deemed the beneficial owner of 1,258,700 Common Shares. Mr. Drunkenmiller and Duquesne Capital Management, LLC may also be deemed the beneficial owner of the remaining 1,799,300 Common Shares.

(13) Includes 135,000 Common Shares currently issuable upon exercise of Options.

(14) Includes 1,100,333 Common Shares currently issuable upon exercise of Options and an aggregate of 5,794,486 Common Shares and 166,667 Common Shares held in escrow pursuant to the GHK Escrow Agreement and the Founder's Escrow Agreement, respectively.

(15) Number of shares held by the former executive is based on information available to the Company as of October 27, 1997.

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

 (23)                 Consent of Arthur Andersen LLP

 (30)                 Consent of Ryder Scott Company Petroleum Engineers

 (31) The Association Contract by and between Ecopetrol and Seven Seas Petroleum Colombia Relating to the Rosablanca block

 (32) The Association Contract by and Between Ecopetrol and Seven Seas Petroleum Colombia relating to the Montecristo block.

 (99)                 Not Applicable

 * Incorporated herein by reference to Exhibit on like registration on Form 10 (File No.022483)

      (b) Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 3rd day of April, 1998 by the following persons in their capacity as officers of the Registrant.

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

                           By: /s/ RAY A. HOUSLEY, JR.
                               Ray A. Housley, Jr.
                            Treasurer and Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 3rd day of April, 1998 by the following persons in their capacity as directors of the Registrant.

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