Form 10-K/A
period 1997-12-31
SEVEN SEAS PETROLEUM INC
filed 1998-05-06
CIK 947156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

     The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates, for this purpose, as if they may be affiliates of the registrant) was approximately $638,089,326 on March 26, 1998 based upon the closing sale price of the Common Stock on such date of $27.00 per share on the American Stock Exchange as reported by The Wall Street Journal.

     AS OF MARCH 27, 1998 THERE WERE 35,216,606 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    1
            Risk Factors................................................    6
  Item 2.   Properties..................................................   12
  Item 3.   Legal Proceedings...........................................   21
  Item 4.   Submission of Matters to a Vote of Security Holders.........   21
PART II
  Item 5.   Market for Registrant's Common Equity and Related...........   22
  Item 6.   Selected Financial Data.....................................   22
  Item 7.   Management's Discussion and Analysis of Financial...........   23
  Item 8.   Financial Statements and Supplementary Data.................   27
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   28
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   29
  Item 11.  Executive Compensation......................................   33
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   40
  Item 13.  Certain Relationships and Related Transactions..............   42
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   43
            Signatures..................................................   46

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Seven Seas is an independent international energy company engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery ("Emerald Mountain") held by two adjoining association contracts covering a total of approximately 109,000 contiguous acres in central Colombia. The Company has focused its efforts on delineating the oil and gas potential of Emerald Mountain. The five exploratory wells completed to date on Emerald Mountain have achieved maximum tested actual production rates ranging from 3,415 to 13,123 barrels per day. The Company's 57.7% working interest in Emerald Mountain (before Colombian government participation) was acquired through a series of transactions from 1995 through 1997. The Company has interests in three additional association contracts in Colombia which, together with the Emerald Mountain association contracts, cover over one million gross acres. As of December 31, 1997, the Company's estimated net proved reserves attributable to the delineation of 14,459 acres of Emerald Mountain were 32.2 million barrels of oil with an SEC PV-10 of $144.9 million.

     Certain members of the Company's management have been involved in the Emerald Mountain project since its inception in 1992. The Company's executive officers average approximately 29 years of experience in the oil and gas industry and predecessors of the Company have operated throughout the U.S. and Canada since 1959. As of March 31, 1998, the Company's officers and directors beneficially owned approximately 30% of the Company's outstanding shares.

     The Company believes that it will be able to fund its operations and investments through the first phase of its Emerald Mountain development program ("Phase I") with existing cash balances, the issuance of public or private debt securities, as well as by obtaining a secured line of credit from one or more commercial banking institutions. Phase I, scheduled for completion in 1999, includes development and delineation drilling and the construction of production facilities and a 36-mile pipeline which will allow Emerald Mountain production to reach an existing pipeline with approximately 50,000 barrels per day of currently available transportation capacity. To date, the Company has financed the operation, exploration and continued delineation of Emerald Mountain primarily with private offerings of equity and convertible debt, providing the Company with aggregate net proceeds of $47.0 million. In future periods, the Company may finance its operations and investments through the issuance of public and private debt, equity, and convertible securities, as well as through commercial banking credit facilities. The Company also issued 17.8 million common shares as consideration for a portion of its interests in Emerald Mountain. Based on the closing sales price of its common shares on the American Stock Exchange ("SEV") on April 29, 1998, the Company had an equity market capitalization, on a diluted basis, of approximately $890 million.

BUSINESS STRATEGY

     The Company's strategy is to maximize value, cash flow and profitability through: (i) continuing to develop and delineate Emerald Mountain; (ii) maintaining a balance between development activities that generate near-term cash flow and a longer-term exploration program; (iii) capitalizing on the relative advantages of Emerald Mountain compared to other areas in Colombia to achieve commercial production as soon as practicable; and (iv) mitigating the risks of foreign operations.

     Developing the Emerald Mountain Asset. As operator of Emerald Mountain, the Company's goal is to continue rapidly and efficiently its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

     - Development and Delineation Drilling Activities. The Company's Phase I drilling program, which is scheduled to be completed in 1999, includes capital expenditures of $16.2 million for Emerald Mountain field development and delineation for 1998 and 1999.

     - Pipeline and Infrastructure Activities. The Company is engaged in negotiations with leading oil pipeline, construction and engineering firms to construct its processing, storage and related facilities and a 36-mile pipeline from Emerald Mountain to a connection with the existing Oleoductos Alto Magdalena ("OAM") pipeline. Upon its scheduled completion in 1999, the Phase I pipeline is expected to transport production from Emerald Mountain to the OAM pipeline, which has approximately 50,000 Bbls/d of currently available transportation capacity. The Company's 1998-1999 budgeted expenditures for pipeline and infrastructure activities are approximately $60.7 million for Phase I. The Company may utilize joint ventures and other arrangements to reduce its capital outlays for pipeline infrastructure and production facilities related to Emerald Mountain.

     Balancing Development Activities with Exploration Program. The Company seeks to balance its development drilling program with an exploration program focused on delineating and extending the reservoir limits of Emerald Mountain. The Company utilizes advanced technology, including 2-D and 3-D seismic techniques as well as other proven exploratory and development analytical tools.

     Capitalizing on Favorable Operating Environment. The Company intends to capitalize on the relative advantages of the location and characteristics of Emerald Mountain, which it believes represents a more favorable operating environment than most other discoveries and producing fields in Colombia. These advantages include:

     - The productive Upper Cretaceous Cimarrona formation at Emerald Mountain is at the relatively shallow vertical depth of between approximately 6,000 and 7,500 feet and does not require the relatively more complicated and more expensive drilling procedures needed to reach the deeper formations that are found in many other areas of Colombia.

     - Emerald Mountain benefits from accessible terrain at an average of approximately 3,000 feet above sea level in a generally unforested area, which is served by a major highway and is located near the existing OAM pipeline.

     - Emerald Mountain is located 60 miles northwest of Bogota in the capital state of Cundinamarca in central Colombia, which has been characterized by greater civil and political stability and by a higher population density and military presence than more remote areas of Colombia.

     - Colombia is a relatively stable democracy with a long history of consistent GDP growth and an announced goal of aggressively expanding its oil exports. Colombia's sovereign U.S. dollar rating as of April 9, 1998 was Baa3/BBB-.

     Mitigating Risks of Foreign Operations. The Company seeks to mitigate operating and financial risks associated with operating in Colombia by: (i) building on its relationship with the Colombian government, which, through the Colombian national oil company ("Ecopetrol"), has the right to back in to an initial 50% working interest in Emerald Mountain upon its acceptance of a field as commercial; (ii) continuing the high level of involvement of the Company's Colombian advisory board consisting of prominent business and political leaders, all of whom are shareholders of the Company, who provide advice and facilitate operating in Colombia; (iii) building on existing favorable relationships with the local community by, among other initiatives, providing local employment as well as medical and educational assistance; (iv) employing local personnel with in-country oil and gas industry expertise; and (v) operating primarily in U.S. dollars with the right to expatriate profits from Colombia.

EMERALD MOUNTAIN

     Overview. The Company's Colombian operations are focused on Emerald Mountain. The Emerald Mountain discovery is located on two adjoining association contact areas in central Colombia, approximately 60 miles northwest of Bogota. Emerald Mountain is defined by two association contracts with Ecopetrol (the "Dindal Association Contract" and the "Rio Seco Association Contract" and, collectively, the "Association Contracts"). The Company owns a 57.7% working interest in Emerald Mountain before Colombian government participation. As of December 31, 1997, the Company's estimated net proved reserves attributable to the delineation of 14,459 acres of Emerald Mountain were 32.2 MMBbls with an SEC PV-10 of $144.9 million.

     The Emerald Mountain geological structure is a large anticline. The primary oil reservoir is the Upper Cretaceous Cimarrona formation, which comprises both limestone and sandstone and is relatively under-pressured. The Emerald Mountain reserves are located at vertical depths of between approximately 6,000 and 7,500 feet and are characterized by low sulfur content (less than 1%), low paraffin content and a medium gravity (18 degrees to 20 degrees API gravity).

     Drilling Activity. The Company has enhanced its knowledge of the Cimarrona formation and its potential productive capacity through the drilling of eight wells in this formation. Production tests of these wells have indicated a uniform and extensive degree of permeability within the area investigated. In 1994, a predecessor to the Company drilled the first exploratory well, which was non-commercial. The five exploratory wells completed to date on Emerald Mountain have encountered on average 303 feet of Cimarrona formation at vertical depths between approximately 6,000 and 7,500 feet. For the five wells where production testing has been completed, actual per well production rates realized ranged from 3,415 Bbls/d to 13,123 Bbls/d with an average in excess of 7,000 Bbls/d. The table below sets forth drilling results to date on Emerald Mountain.

                                                    MAXIMUM ACTUAL   MAXIMUM ACTUAL
                         DATE      VERTICAL DEPTH   OIL TEST RATE    GAS TEST RATE
WELL NAME              COMPLETED       (FEET)        (BBLS/D)(1)        (MCF/D)             DESCRIPTION
Escuela 1(2)                --            --                --               --       Non-commercial
El Segundo 1-E            2/96         5,718             3,415            1,350       Discovery well
El Segundo 1-N           11/96         6,820             8,948            3,500       Drilled from initial pad
El Segundo 1-S            9/97         6,920             4,528              451       Drilled from initial pad
Tres Pasos 1-E           10/97         6,200            13,123            6,000       Drilled 600' downdip to
                                                                                      northwest of ES 1-E
El Segundo 2-E           11/97         6,292             5,381              826       Drilled 3.7 miles north
                                                                                      of ES 1-E; 1,168' below
                                                                                      ES 1-N
El Segundo 3-E              (3)        8,021                (3)              (3)      Drilled 2.8 miles south
                                                                                      of ES 1-E and
                                                                                      temporarily abandoned
Tres Pasos 2-E              (4)        6,054                (4)              (4)      Drilled 5.6 miles to
                                                                                      northwest of ES 1-E

---------------

(1) References are from production testing only and are not necessarily indicative of flow rates that may be realized during commercial production. Production tests are conducted to obtain an indication of the flow capacity of individual wells and to give an indication of reservoir quality and extent. Actual producing rates from individual wells will depend on the results of an integrated reservoir study and an engineering production plan, which will incorporate data from all wells in the field in a development plan to maximize the economic recovery of oil from the reservoir.

(2) The Escuela 1 well, drilled in 1994, encountered Tertiary and Cretaceous shales and siltstones from surface to total depth. This predominantly shale section, emplaced by thrust faulting adjacent to the Cimarrona reservoir section, is believed to form the eastern critical element of the trap for the Cimarrona reservoir.

(3) While the anticipated Cimarrona formation was encountered, the Company experienced significant mechanical problems while attempting to complete the well for production testing and has temporarily abandoned the well pending a scheduled return to this location in the third quarter of 1998.

(4) Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations provided indications of a highly fractured and oil bearing formation similar to that found in the preceding five completed wells.

     Capital Spending Program. Phase I of the Company's two-stage development plan includes the completion of production facilities and a 36-mile pipeline link to the OAM pipeline in La Dorada, which has 50,000 Bbls/d of currently available transportation capacity. The OAM pipeline transports oil from La Dorada to Vasconia, a major oil pipeline terminal center, where it joins the Oleoducto Central S.A. ("OCENSA") and Oleoducto de Colombia ("ODC") pipelines for transport to Covenas, the major export terminal in Colombia on the Caribbean. The Company plans to drill seven development and delineation wells in 1998 and the first half of 1999 to develop production capacity for Phase I. The gross capital expenditures estimated for Phase I include $186.5 million ($60.7 million net) for pipeline and production facilities and $31.2 million ($16.2 million net) for development and delineation drilling.

     The Company believes that Phase II of the development plan, scheduled to be completed in the first quarter of 2000, will result in an increase in Emerald Mountain production capacity to approximately 250,000 Bbls/d, subject to drilling and completion of and commercial production from scheduled wells. To meet these volume requirements, the Company's plans call for construction of a pipeline with capacity of 250,000 Bbls/d that would extend the Phase I pipeline 45 miles from La Dorada to Vasconia and would be constructed alongside the existing OAM pipeline. At Vasconia, the Company's oil would be transported approximately 300 miles on the OCENSA and ODC pipelines to Covenas. The maximum transportation capacity currently available on the OCENSA and ODC pipelines is 250,000 Bbls/d. The Company plans to drill 52 additional development and delineation wells from 1998 through 2000 in Phase II to increase productive capacity from Emerald Mountain. The gross capital expenditures estimated for Phase II include $308.5 million ($89.0 million net) for construction of pipeline and production facilities and $209.4 million ($65.2 million net) for development and delineation drilling. The construction of the Phase I and Phase II pipelines and production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way.

     The Association Contracts. The Company and the other working interest owners have secured the right to produce oil and gas from the Dindal and Rio Seco contract areas through the years 2021 and 2023, respectively. Under the terms of the Association Contracts, Ecopetrol receives a royalty on behalf of the Colombian government equal to 20% of production after transportation costs are deducted and, in the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. Until the working interest owners have been repaid for 50% of all costs associated with successful drilling, Ecopetrol's share of production will be applied to the repayment of such costs. The Company expects that the current working interest owners will fund all costs prior to the initiation of commercial production. Ecopetrol's share of production and costs in the Dindal contract area will increase once a commercial field produces in excess of 60 MMBbls, up to a maximum interest of 70% if the field produces in excess of 150 MMBbls. In addition, Ecopetrol's share of production and costs in the Rio Seco contract area is subject to increase once a commercial field produces in excess of 60 MMBbls, up to a maximum interest of 75% depending upon revenues and associated costs. The Company will have a 28.9% working interest in Emerald Mountain, assuming Ecopetrol exercises its initial 50% back-in right.

     Additional Exploration Potential. The Company believes that its existing properties at Emerald Mountain hold additional exploration potential in deeper horizons beneath the Cimarrona formation including Tertiary formations and repeated Upper Cretaceous formations. In addition to capital expenditures for seismic and other technical evaluation, the Company has budgeted approximately $9.0 million to participate in drilling a deep exploratory well (up to approximately 18,000 feet) on Emerald Mountain scheduled to be commenced in late 1998.

OTHER COLOMBIAN PROPERTIES

     The Company owns a 75% working interest in the contiguous Montecristo and Rosablanca association contract areas, which cover approximately 692,000 gross acres in the northern Middle Magdalena Basin. In the Central Llanos Basin, 40 miles east of the Cusiana field, the Company owns an 11.875% initial working interest in the 233,000 acre Tapir contract area operated by Heritage Minerals Colombia ("Heritage Minerals"). During 1998, the Company expects to reprocess and evaluate 2-D seismic on the Montecristo and

Rosablanca contract areas and is participating in the drilling of the Mateguafa Prospect on the Tapir contract area.

COMPANY BACKGROUND

     Seven Seas was formed February 3, 1995 to participate in exploration and development activities outside of North America. In August 1995, the Company purchased a 15.0% interest in Emerald Mountain from GHK Company Colombia, Inc. ("GHK Colombia"), a subsidiary of The GHK Company, L.L.C. In July 1996, the Company acquired an additional 36.7% working interest in Emerald Mountain through its acquisition of 100% of GHK Colombia and Esmeralda Limited Liability Company ("Esmeralda LLC") and 63% of Cimarrona Limited Liability Company ("Cimarrona LLC"). In March 1997, the Company acquired an additional 6.0% working interest in Emerald Mountain through its acquisition of Petrolinson, S.A., resulting in the Company's current ownership of a 57.7% working interest in Emerald Mountain (before Colombian government participation). In connection with these acquisitions, the Company issued a total of 17.8 million common shares.

RECENT DEVELOPMENTS

     Drilling Activity. In March 1998, Seven Seas commenced drilling operations on the El Segundo 6-E well, the southernmost well on Emerald Mountain to date. This well is located in the Dindal contract area, approximately 5.3 miles south of the El Segundo 1-E discovery well.

     On February 13, 1998, Seven Seas announced that the Tres Pasos 2-E well had reached a total depth of 6,054 feet. The well is located 5.6 miles northwest of the El Segundo 1-E discovery well in the Rio Seco contract area. The well encountered 290 feet of Cimarrona formation with no indication of oil-water contact. Due to an operational problem that resulted from a failure to properly cement casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new wellbore. This operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations provided indications of a highly fractured and oil-bearing formation similar to that found in the preceding five completed wells.

     On January 30, 1998, Seven Seas announced the completion and results from 33 days of reservoir testing for the El Segundo 2-E well located in the Dindal contract area. The well encountered 314 feet of Cimarrona formation and had a maximum production rate of 5,381 Bbls/d and 826 Mcf/d and there was no evidence of oil-water contact. The production rate and interference data confirm a significant extension of the reservoir approximately 3.7 miles to the north of the El Segundo 1-E discovery well.

     In November 1997, drilling commenced on the El Segundo 3-E well, the eighth well to be drilled on Emerald Mountain and the sixth to be drilled in the Dindal contract area. The drilling of the El Segundo 3-E was completed in February 1998, and the well encountered 292 feet of Cimarrona formation. After the completion of drilling operations on the El Segundo 3-E, the Company experienced significant mechanical problems while attempting to complete the well for production testing. Due to a failure to effectively install the lower portion of the well casing, it was not possible to achieve sufficient communication with the Cimarrona formation to initiate production testing. The Company has temporarily abandoned the El Segundo 3-E well pending a scheduled return to this location in the third quarter of 1998.

     Other International Interests. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In Papua New Guinea, the Company signed a farm-out agreement with ARCO Papua New Guinea Inc., whereby the Company will retain a 20% carried interest with no required capital expenditures. In the Perth Basin in Western Australia, the Company has signed a purchase and sale agreement with Forcenergy International Inc., in which the Company will exchange its 11.77% working interest for approximately $0.9 million. The Company will retain a small overriding interest and will also be reimbursed approximately $0.3 million for certain capital expenditures. The agreement is pending final approval by an aboriginal council in Western Australia. In the Bass Strait Basin offshore southeastern Australia, the Company is seeking to farm out its interests. The Company has no required capital commitments for this prospect.

                                  RISK FACTORS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

RISKS RELATED TO THE COMPANY

  LACK OF CASH FLOW

     The Company has no significant income producing properties and its principal assets, its interests in the Dindal and Rio Seco Association Contracts, are in the early stage of exploration and development. Since inception through December 31, 1997, the Company incurred cumulative losses of $12.2 million and because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Dindal and Rio Seco Association Contracts in quantities sufficient to cover operating expenses related thereto. The Company had oil and gas sales in 1996 and 1997 of $0.2 million and $0.8 million, respectively, which pertained solely to production testing of the Company's wells in Colombia. These sales represented the Company's only sales of production since its inception. Although the Company intends to continue to sell oil resulting from production tests, significant production from the wells drilled to date is not expected to commence until further work is done to evaluate the field through the drilling of additional wells, and producing facilities and pipelines have been constructed. The Company has received preliminary plans and engineering specifications for the construction of pipelines and production facilities. The construction of the Phase I and Phase II pipelines and the production facilities is subject to a number of conditions, including obtaining required environmental and construction permits and necessary easements and rights of way. The Company does not expect these facilities to be completed before mid-1999, and no assurances can be given as to when such facilities will be completed. If the Company is unsuccessful in constructing a pipeline and production facilities or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt. See
"-- Risks Related to the Oil and Gas Industry" and "-- Risks Related to Construction of Pipeline and Production Facilities."

  RISKS RELATED TO CONSTRUCTION OF PIPELINE AND PRODUCTION FACILITIES

     The marketability of the Company's production depends upon the availability and capacity of gathering systems, pipelines, compression and production facilities, including storage, separation and reinjection facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

     The Company has received preliminary plans and engineering specifications for the construction of pipelines and production facilities. The construction of the pipeline and the production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way. The Company does not expect the Phase I facilities to be completed before mid-1999, and no assurances can be given as to when such facilities will be completed. In addition, the Company has not finalized its negotiations with the operator of the OAM pipeline for the transportation of 50,000 Bbls/d on the OAM pipeline. If the Company is unsuccessful in constructing its pipeline and production facilities or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay principle and interest on existing debt or debt incurred in the future. See "-- Risks Related to the Oil and Gas Industry."

  NEED FOR SIGNIFICANT CAPITAL

     The exploration and development of the Company's current properties and any properties acquired in the future is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the property. The Company has budgeted capital expenditures of $62.2 million for 1998 and $141.6 million for 1999. The Company believes it is capable of obtaining sufficient funds to finance its initial capital expenditure requirements for Phase I, although no assurance can be given as to the actual amount that will need to be spent. Substantial amounts of capital will be needed to finance Phase II, and no external sources of capital have yet been identified. It is expected that additional monies for capital expenditures will be financed through either debt or equity financings in the future, as the Company does not expect any significant revenues from operations until the production facilities are constructed in the third quarter of 1999. There can be no assurance that the additional debt or equity financing will be available to the Company on economically acceptable terms. As of December 31, 1997, the Company has commitments under existing exploration and development contracts of $3.3 million through 2001. If sufficient funds cannot be raised to meet the Company's obligations with respect to a property, the Company may elect to forfeit its interest in such property. The Company does not anticipate that it will lose any of its Colombian property to forfeiture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  RISKS IN COLOMBIA AND OTHER FOREIGN OPERATIONS

     Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as the Company's operations are governed by foreign laws, in the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts and the application of foreign laws or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

     The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business nor expropriation of foreign assets, the Company's oil and gas operations are subject to certain risks, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in certain areas in Colombia but to date has not affected the Dindal and Rio Seco association contracts areas. No assurance can be given as to the future level or impact of future guerrilla activities, including after the construction of pipeline and production facilities in the Dindal and Rio Seco contract areas, or the steps, if any, that may be taken by the government may take in response to any such activities. The Company's other three association contracts are located in more remote areas that have been subject to guerrilla activity. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups. These efforts include regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups.

     Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Colombian national elections are scheduled for May 1998, and neither the outcome of such elections nor any legal or policy changes or increases in guerrilla activity that could be associated therewith can be determined at this time. See "Properties -- Colombia."

  SUBSTANTIAL CONCENTRATION OF OPERATIONS

     The Company's producing properties are concentrated in Colombia and specifically in the state of Cundinamarca. As of December 31, 1997, all of the Company's proved reserves were attributable to Emerald Mountain. There are significant operating and economic risks associated with conducting business in Colombia. Due to the Company's concentration in and reliance on such operations for its future cash flow, if the operations in Colombia were adversely affected, the Company would experience a material adverse effect. See "-- Risks in Colombia and Other Foreign Operations" and "-- Risk Related to the Oil and Gas Industry."

  LIMITED OPERATING HISTORY AND HISTORICAL OPERATING LOSSES

     The Company commenced its operations in 1995 and has only a limited operating history. The Company also has had operating losses each year since inception. Potential investors, therefore, have limited historical financial and operating information upon which to base an evaluation of the Company's performance. For example, the only production to date has been test production. The Company is not expected to have regular production until 1999. Therefore, estimates of proved reserves and the level of future production attributable to such reserves are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to economically locate and produce hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. See "-- Need for Significant Capital," "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Properties -- Oil and Gas Reserves."

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

  DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success will depend to a significant extent upon the continued services of certain key executive officers and operating personnel. The Company has entered into employment agreements with certain of its key executive officers. See "Management -- Employment Agreements." The Company also depends on the services of professionals such as engineers, geologists and geophysicists. The loss of the services of certain key executive officers and operating personnel or the loss of or shortage of significant number of professionals could have a material adverse effect on the Company. The Company does not maintain key employee insurance on any of its personnel.

  POTENTIAL CONFLICTS OF INTEREST

     Certain of the directors of Seven Seas also serve as officers, directors or consultants of other companies involved in natural resource development which activities may be in competition with the Company and may result in conflicts of interest. In the event a director has an interest in an investment or proposed investment of the Company or other conflict of interest, it is the Company's policy that such director not participate in the Company's decision-making with respect thereto and that any transactions with such director be on terms consistent with industry standards and sound business practices.

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

     Approximately 64% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain of recovery. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's reserve data assume that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Properties -- Oil and Gas Reserves."

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

  DRILLING, EXPLORATION AND DEVELOPMENT RISKS

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

  VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Marketing."

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

  RESERVE REPLACEMENT RISK

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prices for oil and natural gas increase significantly, the Company's finding and development costs could also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  ENVIRONMENTAL RISKS

     Extensive national, provincial and/or local environmental laws and regulations in Colombia and the other countries in which the Company operates affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. In addition, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where the Company's Colombian interests are located and where other independent producers of oil and gas have faced significant liability resulting from environmental claims. There can be no assurance that the Company will not incur substantial financial obligations in connection with environmental compliance.

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

  REGULATION

     The Company's operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which properties may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers. Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, the Ministry of Public Works and the Ministry of the Environment.

ITEM 2. PROPERTIES

  COLOMBIA -- EMERALD MOUNTAIN

     Overview. The Company's Colombian operations are focused on Emerald Mountain. The Emerald Mountain discovery is located on two adjoining concession areas in central Colombia, approximately 60 miles northwest of Bogota. The concession areas are defined by the Association Contracts with Ecopetrol. The area is accessible via the main road between Bogota and Honda. The OAM pipeline is approximately 12 miles west of Emerald Mountain, at its nearest point, and provides an opportunity for oil transportation from Emerald Mountain, although currently available capacity is limited to 50,000 Bbls/d. The village of Guaduas lies within the block and provides infrastructure for the local economy, which is primarily agrarian in nature. The Company owns a 57.7% working interest in Emerald Mountain before Colombian government participation. The remaining interests are owned by MTV Investments Limited Partnership (9.4%) and Sociedad Internacional Petrolera, S.A. ("Sipetrol") (32.9%). Sipetrol is the international exploration and production subsidiary of the Chilean national oil company. As of December 31, 1997, the Company's estimated net proved reserves attributable to the delineation of 14,459 acres of Emerald Mountain were 32.2 MMBbls with an SEC PV-10 of $144.9 million.

     The Emerald Mountain geological structure is a large anticline. The primary oil reservoir is the Upper Cretaceous Cimarrona formation, which comprises both limestone and sandstone and is relatively under pressured. The Emerald Mountain reserves are located at vertical depths of between approximately 6,000 and 7,500 feet and are characterized by low sulfur content (less than 1%), low paraffin content and a medium gravity (18 degrees to 20 degrees API gravity).

     Drilling activity. To date, eight wells have been drilled on the Dindal and Rio Seco contract areas. The first well, the Escuela 1, which was drilled in 1994 prior to the acquisition of an interest in Emerald Mountain by the Company, was plugged and abandoned as non-commercial. The discovery well on Emerald Mountain was the second well drilled on the Dindal block, the El Segundo 1-E. The El Segundo 1-E discovery well commenced drilling in December 1995 and reached total depth in mid-January 1996. The well reached the expected Cimarrona formation at a depth of 5,718 feet, but stopped drilling after penetrating only 88 feet of the Cimarrona formation due to circulation problems encountered while drilling. The well was then completed for testing in February 1996. Production testing produced oil at an actual maximum rate of 3,418 Bbls/d. A third well, the El Segundo 1-N, reached total drilling depth of 6,820 feet in November 1996. This well was intentionally deviated from the surface location of the El Segundo 1-E well to a bottom hole location approximately 2,000 feet north of the surface location. The well encountered approximately 450 feet of oil saturated and highly fractured Upper Cretaceous Cimarrona formation. During production testing, the El Segundo 1-N produced oil at an actual maximum rate of 8,948 Bbls/d. A fourth well, the El Segundo 1-S, was drilled and completed in September 1997 to a total depth of 6,920 feet. The bottom hole location of this well is approximately 2,000 feet south of the surface location of the El Segundo 1-E well. In October 1997, the Company conducted production testing which resulted in oil production at an actual maximum rate of 4,528 Bbls/d.

     In October 1997, the Tres Pasos 1-E well was drilled and completed at a vertical depth of 6,200 feet without evidence of any oil-water contact. This well was the first to be drilled on the Rio Seco contract area and was located approximately 1.6 miles northwest of the surface location of the El Segundo 1-E well. Production testing of the Tres Pasos 1-E well was completed in December 1997 and resulted in oil being produced at an actual maximum rate of 13,123 Bbls/d. Analysis of reservoir pressure data during production testing indicated pressure communication with the El Segundo 1 wells located to the southeast. Such pressure communication over a 1.6 mile distance support drilling results that indicate a consistently high and intensive degree of a well-connected fracture system indicating an extensive storage capacity and permeabililty within the area of the Cimarrona formation investigated during the production test.

     The sixth well to be drilled on Emerald Mountain, the El Segundo 2-E, completed drilling at a vertical depth of 6,292 feet in November 1997 on the Dindal contract area approximately 3.7 miles north of the surface location of the El Segundo 1-E discovery well. Production testing of the El Segundo 2-E was completed in January 1998 and resulted in a maximum actual production rate of 5,381 Bbls/d. Analysis of pressure data during production testing evidenced communication with the El Segundo 1-S well approximately 3.7 miles to the south. This data further confirmed the presence of a uniform and pervasive fracture system supporting the evidence for extensive storage capacity and permeability within the Cimarrona formation over the area investigated by the production testing.

     Drilling of the seventh well on Emerald Mountain and the second on the Rio Seco contract area, the Tres Pasos 2-E, commenced in December 1997 and was completed in February 1998 at a location approximately 5.6 miles northwest of the surface location of the El Segundo 1-E. This well was drilled to a vertical depth of 6,054 feet and encountered 290 feet of the Cimarrona formation with no evidence of any oil-water contact. Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations resulted in indications of a highly fractured and oil bearing formation similar to that found in the preceding five completed wells.

     In November 1997, drilling commenced on the El Segundo 3-E well located approximately 2.8 miles south of the surface location of the El Segundo 1-E well. This well was the eighth well to be drilled on Emerald Mountain and the sixth to be drilled on the Dindal contract area. The drilling of the El Segundo 3-E was completed at a vertical depth of 8,021 feet in February 1998. The well encountered 292 feet of Cimarrona formation that exhibited similar characteristics in terms of lithology and fracturing as that exhibited in the previous seven wells. After the completion of drilling operations on the El Segundo 3-E, the Company experienced significant mechanical problems while attempting to complete the well for production testing. Due to a failure to effectively install the lower portion of the well casing, it was not possible to achieve sufficient communication with the Cimarrona formation to initiate production testing. The Company has temporarily abandoned the El Segundo 3-E well pending a scheduled return to this location in the third quarter of 1998. The Company moved the drilling rig to the surface location for the drilling of the El Segundo 6-E well located approximately 5.3 miles south of the surface location of the El Segundo 1-E well. Drilling on the El Segundo 6-E commenced in March 1998.

                                                    MAXIMUM ACTUAL   MAXIMUM ACTUAL
                         DATE      VERTICAL DEPTH   OIL TEST RATE    GAS TEST RATE
WELL NAME              COMPLETED       (FEET)        (BBLS/D)(1)        (MCF/D)             DESCRIPTION
Escuela 1(2)                --            --                --               --       Non-commercial
El Segundo 1-E            2/96         5,718             3,415            1,350       Discovery well
El Segundo 1-N           11/96         6,820             8,948            3,500       Drilled from initial pad
El Segundo 1-S            9/97         6,920             4,528              451       Drilled from initial pad
Tres Pasos 1-E           10/97         6,200            13,123            6,000       Drilled 600' downdip to
                                                                                      northwest of ES 1-E
El Segundo 2-E           11/97         6,292             5,381              826       Drilled 3.7 miles north
                                                                                      of ES 1-E; 1,168' below
                                                                                      ES 1-N
El Segundo 3-E              (3)        8,021                (3)              (3)      Drilled 2.8 miles south
                                                                                      of ES 1-E and
                                                                                      temporarily abandoned
Tres Pasos 2-E              (4)        6,054                (4)              (4)      Drilled 5.6 miles to
                                                                                      northwest of ES 1-E

---------------

(1) References are from production testing only and are not necessarily indicative of flow rates that may be realized during commercial production. Production tests are conducted to obtain an indication of the flow capacity of individual wells and to give an indication of reservoir quality and extent. Actual producing rates from individual wells will depend on the results of an integrated reservoir study and an engineering production plan, which will incorporate data from all wells in the field in a development plan to maximize the economic recovery of oil from the reservoir.

(2) The Escuela 1 well, drilled in 1994, encountered Tertiary and Cretaceous shales and siltstones from surface to total depth. This predominantly shale section, emplaced by thrust faulting adjacent to the Cimarrona reservoir section, is believed to form the eastern critical element of the trap for the Cimarrona reservoir.

(3) While the anticipated Cimarrona formation was encountered, the Company experienced significant mechanical problems while attempting to complete the well for production testing and has temporarily abandoned the well pending a scheduled return to this location in the third quarter of 1998.

(4) Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, the Company has decided to sidetrack and drill a new well bore. This operation is scheduled to be completed during the second quarter of 1998. Log and core analysis performed subsequent to the completion of drilling operations provided indications of a highly fractured and oil bearing formation similar to that found in the preceding five completed wells.

     Prospect Geology. The Emerald Mountain structure is formed by a faulted anticlinal closure in the foot wall of the Bituima thrust fault system on the eastern side of the Magdalena river valley. The primary oil reservoir tested to date is the Upper Cretaceous Cimarrona formation which comprises both limestones and sandstones. These reservoir sequences are charged with oil generated from the immediately underlying Villeta (also called La Luna) shale which is considered the principal source rock for the oil accumulations throughout Colombia and Venezuela.

     The Cimarrona formation is seen in surface outcrop to the north and west of the structure, as well as in the Lasmo Madrigal #1 well, the AIPC Quina #1 well and the Company's five delineation wells completed as of March 1998. From this geologic control and completed well information, the Cimarrona is shown to be depositionally complex, with a high degree of fracturing consistent in directional orientation. The Cimarrona formation is on average approximately 290 feet in thickness and contains limestones, calcareous sandstones and siltstones.

     Evidence for the structural trap is found in both seismic data over the prospect and in surface geologic mapping. The trapping mechanism is believed to be formed by structural closure in three directions (north, south and west), and an imbricate fault within the Bituima thrust fault system to the east, which is evidenced in the Escuela 1 well which was drilled in 1994, prior to the acquisition of an interest in Emerald Mountain by the Company, and was plugged and abandoned as a non-commercial well. The Escuela 1 well is located 2.5 miles southeast of the El Segundo 1-E discovery well location and encountered Tertiary and Cretaceous shales and siltstones from surface to total depth. This predominantly shale section, emplaced by thrust faulting adjacent to the Cimarrona reservoir section, is believed to form the eastern critical element of the trap for the prospect.

     Terms of Association Contracts and Related Matters. Association contracts acquired from Ecopetrol, after receipt of the necessary approval by Colombian governmental authorities as well as the approval of the board of Ecopetrol, are mutually executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is protected by Colombian law.

     The Association Contracts were issued by Ecopetrol in March 1993 and August 1995, respectively, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of the Association Contracts, Ecopetrol will receive a royalty equal to 20% of production (after transportation costs are deducted) on behalf of the Colombian government and, in the event a commercially feasible discovery is made, Ecopetrol will acquire a 50% interest in the remaining production, bear 50% of the development costs, and reimburse the working interest owners, from Ecopetrol's share of future production, for 50% of the working interest owners' costs of certain exploration activities. Upon its acceptance of a field as commercial, Ecopetrol will acquire a 50% interest therein and the interests of the other parties to the contract, including the Company, will be reduced by 50%; all decisions regarding the development of a commercial field will be made by an Executive Committee consisting of representatives of the parties to the contract who will vote in proportion to their respective interests in such contract. Decisions of the Executive Committee will be made by the affirmative vote of the holders of over 50% of the interests in the contract.

     Under the terms of the Dindal Association Contract, Ecopetrol's interest in production and costs would increase after a commercial contract area produces in excess of 60 MMBbls. Such increases occur in 5% increments from 50% to 70% as accumulated production from any field increases in 30 million barrel increments from 60 MMBbls to 150 MMBbls. Under the terms of the Rio Seco Association Contract, after a commercial contract area produces in excess of 60 MMBbls, Ecopetrol's interest in production and costs would increase from 50% to 75% as the ratio of the accumulated income attributable to the parties to the contract other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio.

     Under the terms of the Association Contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, the working interest owners may expend up to $2 million over a one-year period to further develop the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, the working interest owners may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50% interest therein upon payment of 200% of the amounts expended by the working interest owners, which payment may be made out of Ecopetrol's share of future production.

     The Company and the other working interest owners have paid all costs of the exploration program under the Association Contracts to date. Under the terms of the Dindal and Rio Seco Association Contracts, the Company and its partners are required to drill one well on each contract per year through 1999 and 2001, respectively, and will continue to bear all exploration costs relating to a field until such field is declared commercial. The Company plans to submit a commerciality application to Ecopetrol in the second quarter of 1998 with respect to its discovery. Such application is subject to approval by Ecopetrol, which has the right to reject or delay acceptance of commerciality or to accept commerciality and acquire a 50% working interest in the Association Contracts.

     GHK Colombia, a wholly owned subsidiary of the Company, serves as the operator of Emerald Mountain, pursuant to the terms of operating agreements between the Company, its respective subsidiaries and the other working interest owners. GHK Colombia has exclusive charge of carrying out the program of operations within the budgets approved by the Operating Committee and may demand payment in advance from each party of its respective shares of estimated monthly expenditures.

     Under the terms of a letter agreement dated September 11, 1992, as amended, between GHK Colombia and Dr. Jay Namson, the holders of interests in the Association Contracts, as a group, will be required to assign a 2% working interest in the Dindal Association Contract and the Rio Seco Association Contract to Dr. Namson after recovery from production of 100% of all costs incurred in connection with the exploration and development of the Dindal and Rio Seco contract areas since the completion of the first year work obligations under the Dindal Association Contract. Accordingly, when such costs have been recovered, the Company will be required to assign to Dr. Namson 2% of its interests prior to the acquisition of the 6% Petrolinson interest (or a 0.517% interest in the Association Contracts after adjusting for the acquisition of a 50% interest by Ecopetrol which is expected to occur prior to the assignment to Dr. Namson).

  COLOMBIA -- MONTECRISTO AND ROSABLANCA ASSOCIATION CONTRACTS

     The Company owns a 75% working interest in the contiguous Montecristo and Rosablanca association contract areas, which cover a total of approximately 692,000 gross acres in the northern Middle Magdalena Basin. During 1998, the Company expects to reprocess and evaluate 2-D seismic data on the Montecristo and Rosablanca contract areas.

  COLOMBIA -- TAPIR ASSOCIATION CONTRACT

     Overview. The Company acquired an 11.875% interest in the Tapir Association Contract (the "Tapir Association Contract") in April 1996. The Tapir contract area consists of 233,000 gross acres located in the Llanos Basin of east central Colombia and is crossed by two oil pipelines carrying production from nearby oil fields. Other interests in the Tapir Association Contract are held by Ampolex (56.25%), Mohave Oil & Gas Corp. (10.205%), Doreal Energy (11.67%) and Heritage Minerals (10%), which serves as the operator.

     Exploration Prospects. There are three exploration prospect types on the Tapir contract area: several conventional Llanos Basin small structural closures, a deep Paleozoic anomaly and two basal Cretaceous stratigraphic prospects. The small structural closures are relatively low risk, but are expected to have low reserve potential. The Paleozoic prospect is of geologic interest, but relies on unproven source and reservoir rocks and is therefore high risk until further geologic work can be completed. The geologic risk for the two Cretaceous stratigraphic prospects depends on the effectiveness of the lateral seal between the Ubaque sandstone and the adjacent Paleozoic section.

     The Mateguafa prospect, one of the small structural closures in the central portion of the Tapir contract area, has been selected as the first exploration drill site in the Tapir contract area. The Company is participating in the Mateguafa well, which commenced drilling in March 1998.

     Existing Well. In 1993, the Macarenas #1 well, a discovery well, was drilled on the Tapir contract area and produced 320 Bbls/d in a short-term test, but was not completed for production. Since the well was drilled and tested, additional oil pipeline infrastructure has been built in the area. The operator plans to place the well on long-term production test after the completion of the exploratory well to determine sustainable production rates and the extent of the reservoir.

     Terms of Tapir Association Contract. The Tapir Association Contract was effective on February 6, 1995 on terms substantially similar to the Rio Seco Association Contract. Heritage Minerals has completed a 51.5 square-mile seismic program in the contract area, which satisfied the work program for the first year of the Tapir Association Contract and part of the second year. The commitment for the second year well has been satisfied by the drilling of the Mateguafa well.

     The Company acquired its interest in the Tapir Association Contract in April 1996 in consideration for the payment of $0.1 million, which represents reimbursement for past seismic costs and permit administration, and its agreement to pay its proportionate share of the costs of a seismic program, the first exploratory well, the production test on the Macarenas #1 well (assuming the parties elect to proceed therewith) and certain additional costs to earn its interest in the Tapir Association Contract. The Company estimates that its proportionate share of these costs, which are required to be paid to retain its interest in the Tapir Association Contract, is approximately $0.4 million.

  AUSTRALIA

     The following is a description of the Company's interests in Australia, which the Company plans to divest or farm out.

     Perth Basin Permits. The Company holds an 11.77% working interest in Exploration Permit 381 ("EP381") and Exploration Permit 408 ("EP408"), both of which relate to properties that are located in the Perth Basin, Western Australia. Other interests in these permit areas are held by: Pennzoil (44.115%), Amity Oil (30.115%) and GeoPetro Company (14%).

     The Company has entered into a purchase and sale agreement with Forcenergy International Inc. with respect to the sale of its interests in EP 381 and EP 408 for approximately $0.9 million and will be reimbursed approximately $0.3 million for certain capital expenditures. The required consents of governmental authority and most third parties have been received. No absolute assurance can be given that the Company will complete this sale, which is subject to obtaining the final approval of an aboriginal council in Western Australia.

     Bass Basin, Block T27P. The Company holds a 20% working interest in Block T27P, a 1,800,000 acre block in approximately 70 meters of water, in the Bass Basin, the central of three basins offshore southern Australia. The easternmost basin is the Gippsland Basin where BHP Petroleum and Esso have a series of large oil and gas fields. The westernmost basin is the Otway Basin, the site of recent gas discoveries by BHP Petroleum and others which will likely serve the South Australia and Victoria gas markets. Block T27P lies about halfway between the Victoria coast to the north and the Tasmania coast to the south (about 56 miles each way). The Bass Basin has been the site of a series of gas and oil shows and discoveries, including the Yolla Field, which is adjacent to Block T27P. The Yolla Field was discovered by Amoco in the mid-1980s and has not yet been appraised or developed.

     Globex Exploration, the operator of the permit with an 80% working interest, was granted the Offshore Petroleum Exploration Permit effective August 10, 1994 (the "Bass Basin Permit"). Globex completed a 620-mile 2-D seismic program on the block. The remaining work commitment on the block consists of a 3-D seismic survey and two exploration wells. Globex has selected a drillable prospect some 6.2 miles north of the Yolla Field and is seeking additional participants in the block to share the cost of an exploratory well which is estimated to be approximately $5 million. As suitable drilling rigs are not available in the near term, Globex has applied for a permit extension in the block until a suitable rig can be contracted.

     In March 1996, the Company acquired a six-month option to purchase its interest in the block for $0.3 million and exercised that option in September 1996. Pursuant to the terms of the option agreement, the

Company may elect to farm out up to 50% of its interest in the Bass Basin Permit. In addition, if Globex Exploration and the other interest holders seek to enter into a farm-out, the Company has agreed to participate proportionally with such parties in such farm-out provided that its interest may not be reduced below 10%.

  PAPUA NEW GUINEA

     The Company holds 100% of exploration permit PPL-182 in southern Papua New Guinea effective June 11, 1996. The permit covers an area of 1,200,000 acres located both onshore and offshore in the Fly River Delta and the Gulf of Papua.

     Past exploration activity within PPL-182 has resulted in the acquisition of seismic data and the drilling of several exploratory wells. The Company's first year work program consisted of a geological and geophysical review of existing data. The Company has entered into an Agreement with ARCO Papua New Guinea Inc. ("ARCO") for a farm out of its interest whereby ARCO will fund the Company's obligation for the twelve-month period ended July 1998 for an 80% interest in the subject exploration permit. In future periods, the Company has no obligation to expend funds but may be subject to a forfeiture of its interest should the Company decide not to continue to fund its remaining 20% interest.

OIL AND GAS RESERVES

     The following table sets forth estimated net proved oil and gas reserves of the Company, the estimated future net revenues before income taxes, the present value of estimated future net revenues before income taxes related to proved reserves and the standardized measure of discounted future net cash flows related to proved reserves, in each case as of December 31, 1997. All information in this Offering Memorandum relating to estimated net proved oil and gas reserves and the estimated future net revenues and cash flows attributable thereto is based upon a report from Ryder Scott Company Petroleum Engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Commission.

                                                                 AS OF
                                                              DECEMBER 31,
                                                                  1997
Total net proved reserves:
  Oil (MBbls)...............................................      32,160
  Gas (MMcf)................................................          --
  Total (MBOE)..............................................      32,160
Net proved developed reserves:
  Oil (MBbls)...............................................      11,494
  Gas (MMcf)................................................          --
  Total (MBOE)..............................................      11,494
Estimated future net revenues before income taxes (in
  thousands)(1).............................................    $241,700
Present value of estimated future net revenues before income taxes
  (in thousands)(1)(2)......................................    $144,866
Standardized measure of discounted future net cash flows (in
  thousands)(1)(3)..........................................    $100,617

---------------

(1) Calculated using an oil price of $10.15 per barrel net of gravity adjustment, transportation costs, and marketing costs.

(2) The present value of estimated future net revenues attributable to the Company's proved reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis (SEC PV-10).

(3) The standardized measure of discounted future net cash flows represents the present value of estimated future net revenues from proved reserves after income tax, discounted at 10% per annum.

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

PRODUCTIVE WELLS

     The following table sets forth the productive oil and gas wells owned by the Company as of December 31, 1997:

                                                                     WELLS(1)
                                                           ----------------------------
                                                               OIL             GAS
                                                           ------------    ------------
                                                           GROSS    NET    GROSS    NET
Colombia.................................................    3      1.7      0      0.0
                                                             --     ---      --     ---
          Total..........................................    3      1.7      0      0.0

---------------

(1) One or more completions in the same well bore are counted as one well.

ACREAGE

     The following table sets forth estimates of the developed and undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1997.

                                              DEVELOPED                     UNDEVELOPED
                                     ---------------------------    ---------------------------
                                     GROSS ACRES    NET ACRES(1)    GROSS ACRES    NET ACRES(1)
Colombia...........................    14,459          8,343         1,019,371        601,329
Papua New Guinea...................        --             --         1,200,000      1,200,000
Australia..........................        --             --         2,394,546        429,978
                                       ------          -----         ---------      ---------
          Total....................    14,459          8,343         4,613,917      2,231,307

---------------

(1) New acres are based on the Company's respective working interests and, in Colombia, are before Colombian government participation. See
    "-- Properties."

DRILLING ACTIVITY

     The following table sets forth the number of wells drilled by the Company from inception through December 31, 1997:

                                                   EXPLORATORY                  DEVELOPMENT
                                            --------------------------   -------------------------
                                            PRODUCTIVE        DRY        PRODUCTIVE        DRY
                                            -----------   ------------   -----------   -----------
                                            GROSS   NET   GROSS   NET    GROSS   NET   GROSS   NET
Year ended December 31, 1997:
  Colombia................................    3     1.7     0      0.0     0     0.0     0     0.0
Year ended December 31, 1996:
  Colombia................................    2     1.2     0      0.0     0     0.0     0     0.0
  Argentina...............................    0     0.0     1      0.3     0     0.0     0     0.0
                                             --     ---    --     ----    --     ---    --     ---
                                              2     1.2     1      0.3     0     0.0     0     0.0
                                             ==     ===    ==     ====    ==     ===    ==     ===
Year ended December 31, 1995:
  Australia...............................    0     0.0     1      0.1     0     0.0     0     0.0
                                             ==     ===    ==     ====    ==     ===    ==     ===

     Since December 31, 1997, the Company has drilled no gross productive exploratory wells, 1 gross nonproductive exploratory well (0.6 net to the Company), no gross productive development wells and no gross nonproductive development wells. In addition, the Company is currently drilling 2 gross exploratory wells (1.2 net to the Company) and no gross development wells.

GATHERING AND PIPELINE SYSTEM

     Transportation and marketing of crude oil to be produced from Emerald Mountain is expected to be achieved through the construction of a 36-mile pipeline northwest from Emerald Mountain to connect to the existing OAM pipeline, a regulated common carrier, at the town of La Dorada along the Magdalena River Valley. This 36-mile pipeline, which is part of the Company's Phase I development plan, will have the capacity for 250,000 Bbls/d but will be constrained by the currently available capacity of 50,000 Bbls/d on the OAM pipeline. The Company is negotiating with the operator of the OAM pipeline for the transportation of 50,000 Bbls/d on the OAM pipeline; however, a final contract has not been executed. Through the OAM pipeline, Emerald Mountain's production will be transported to pipeline terminal and storage facilities at Vasconia, which is located approximately 45 miles north of La Dorada. At Vasconia, crude oil from Emerald Mountain may then be shipped through the existing ODC and OCENSA pipelines, regulated common carriers, to the port city of Covenas on the Caribbean for loading, export and sale. To avoid the capacity constraints on the OAM pipeline, the Company intends to build its Phase II pipeline from the end of its Phase I pipeline in La Dorada to Vasconia, where it will be able to utilize approximately 250,000 Bbls/d of currently available capacity on the ODC and OCENSA pipelines, subject to negotiation of transportation contracts.

     Phase I of the transportation plan provides for the construction of compression, storage, separation, gas gathering and reinjection and other production facilities and a 24-inch buried pipeline from the center of the project northwest to connect to the OAM pipeline. The total cost of infrastructure and pipeline construction of the Phase I transportation plan is estimated to be $186.6 million, and the Company's share of such costs is estimated to be $60.7 million. Phase I is scheduled to be completed in 1999.

     Phase II of the transportation plan provides for the construction of additional production facilities and a new 24-inch pipeline parallel to the existing OAM pipeline along the 45 miles from La Dorada to Vasconia. The completion of Phase II is scheduled to occur in the first quarter of 2000 and is designed to provide capacity for approximately 250,000 Bbls/d at a total cost of about $308.5 million with the Company's share at $89.0 million.

     Specifications, planning and engineering studies for the planned pipeline and associated compression facilities to be constructed from Emerald Mountain to Vasconia are being conducted by Brown & Root Energy Services and Technivance Brown & Root S.A., subsidiaries of Halliburton Inc. Construction of additional pipelines beyond Phase I depends upon the negotiation and consummation of construction and financing arrangements, availability of excess capacity on existing pipelines and the completion of satisfactory contractual arrangements to obtain such capacity.

MARKETING

     Oil produced from the Dindal contract area to date under the long-term production tests has been sold to Ecopetrol. Upon Ecopetrol's declaration of the commerciality of the Company's discovery, oil produced from the Dindal and Rio Seco contract areas may be sold to Ecopetrol or to third parties. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices.

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

ITEM 3. LEGAL PROCEEDINGS

     Petrolinson S.A. and GHK Colombia (two of the Company's subsidiaries), along with Norman Rowlinson (the former owner of Petrolinson S.A.) and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit recently filed in the civil circuit court of Santa Fe de Bogota, Colombia by the heirs of Nicolas Beltran Franco alleging that (i) a de facto company existed between Nicolas Beltran Franco and the defendants with regards to the exploration and production of the Dindal and Rio Seco contract areas and that (ii) prior to the execution of the Dindal and Rio Seco Association Contracts the de facto company conducted exploration works in the Dindal and Rio Seco contract areas, resulting in the plaintiffs having the right to participate in income derived from the Dindal and Rio Seco contract areas. Despite the fact that none of the plaintiffs is a party to the Association Contracts, the plaintiffs are seeking 50% of the income generated by the alleged de facto company. It is unclear from the statements made in the lawsuit, however, what percentage of the Dindal and Rio Seco contract areas might be covered by the plaintiffs' claims made through the alleged de facto company.

     As the Company has just been notified of the lawsuit, the Company's investigation of the claims made by the plaintiffs is in the early stages; however, the Company believes that this lawsuit is without merit and intends to defend the lawsuit vigorously. The Company believes that the outcome of this lawsuit will not have a material adverse effect on the Company. The Company's Colombian counsel, Raisbeck, Lara, Rodriguez & Rueda, members of the law firm of Baker & McKenzie, based on their review of the matter to date, are of the opinion that if the above-described claim is litigated to its conclusion it is remote that the plaintiffs in such lawsuit would succeed on the merits of their claim.

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

                                                                               TOTAL
                                                           HIGH      LOW      VOLUME
                                                           -----    -----    ---------
1996
First Quarter............................................   6.75     0.55    8,402,885
Second Quarter...........................................  10.50     5.25    1,974,615
Third Quarter............................................  20.00     7.00    6,655,958
Fourth Quarter...........................................  25.75    14.75    8,537,978
1997
First Quarter (through February 7, 1997).................  19.00    15.00    3,018,441
First Quarter (since February 10, 1997)..................  17.40     9.00    3,718,929
Second Quarter...........................................  13.10     8.25    3,200,200
Third Quarter............................................  14.10     9.60    3,941,940
Fourth Quarter...........................................  20.05    11.80    7,541,766

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein:

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                         YEAR ENDED DECEMBER 31,     FEBRUARY 3, 1995
                                                         ------------------------    TO DECEMBER 31,
                                                            1997          1996             1995
                                                         ----------    ----------    ----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues.............................................   $  1,567      $    575         $   152
  Net loss.............................................     (7,928)       (2,195)         (2,120)
  Net loss per common share............................      (0.24)        (0.17)          (0.23)
  Weighted average shares outstanding..................     32,505        12,972           9,247
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents............................   $ 18,067      $ 10,620         $ 3,366
  Total assets.........................................    291,914       235,501           4,170
  Current liabilities..................................      8,205         2,806             120
  Minority interest....................................      4,087         1,060              --
  Stockholders' equity.................................    184,163       167,667           4,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Seven Seas is an independent international energy company engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery ("Emerald Mountain") defined by two association contracts covering a total of approximately 109,000 contiguous acres in central Colombia. The Company has focused its efforts to date on delineating the oil and gas potential of Emerald Mountain from which there has been no commercial production pending construction of pipeline and other infrastructure facilities. The Company also has interests in three additional association contracts in Colombia, which, together with the Emerald Mountain association contracts, cover over one million gross acres. The Company also has certain other interests in Australia and Papua New Guinea. As a result of its focus on its Colombian properties, the Company is in the process of divesting or farming out its oil and gas interests in Australia and Papua New Guinea.

TERMS OF ASSOCIATION CONTRACTS AND RELATED MATTERS

     The Company has a 57.7% working interest (before Colombian government participation) in the Association Contracts. The Colombian government receives a royalty equal to 20% of production (after transportation costs are deducted). In the event of commerciality, Ecopetrol has the right to acquire an initial 50% working interest in the project. Ecopetrol's share of production and costs in the Dindal contract area will increase once a commercial field produces in excess of 60 MMBbls, up to a maximum interest of 70% if the field produces in excess of 150 MMBbls. In addition, Ecopetrol's share of production and costs in the Rio Seco contract area is also subject to increase once a commercial field produces in excess of 60 MMBbls, up to a maximum interest of 75% depending upon revenues and associated costs. Until commercial production is initiated, the Company expects that the working interest owners will fund all costs associated with the initiation of commercial production and that, upon such initiation, Ecopetrol's 50% share of such costs will be repaid through proceeds from their share of production.

     To date, all oil produced by the Company has been from production testing on Emerald Mountain. Upon Ecopetrol's acceptance of commerciality of the Company's discovery, oil produced from the Dindal and Rio Seco contract areas may be sold to Ecopetrol or to third parties. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices.

COLOMBIAN TAXES

     The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

     The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles in the United States. As a consequence of being a "reporting issuer" under Canadian Securities laws Company's listing on the Toronto Stock Exchange, the Company is required to file an Annual Information Form with the Ontario Securities Commission with its Consolidated Financial Statements and Notes thereto, prepared in accordance with Canadian GAAP. The consolidated financial statements and notes prepared in accordance with Canadian GAAP do not require certain entries or development stage presentation made in accordance with U.S. GAAP. The Company recorded deferred income tax liabilities relating to the acquisitions of GHK Colombia, Esmeralda LLC, and 62.963% of Cimarrona LLC in 1996 and Petrolinson, S.A. on March 5, 1997 pursuant to U.S. GAAP. The credit to deferred income tax liabilities and the corresponding increase in unevaluated oil and gas interests amounted to $70.5 million and $64.0 million as of December 31, 1997 and December 31, 1996, respectively. The liability for deferred income taxes recorded in 1997 and 1996 would not be required by Canadian GAAP. In addition, 1997 general and administrative expense includes compensation expense of $2.1 million relating to a change in the exercise period of stock options held by former executives. Recognition of such expense would not be required by Canadian GAAP.

     The Company's exploration and development activities have generated an insignificant amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "Deficit accumulated during the development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from the Company's inception. The statement of cash flows shows inflows and outflows for the each period presented and from the Company's inception. The statement of stockholders' equity presents the date and number of shares of each class of security issued for cash or other consideration and the dollar amount assigned. In addition, the notes to financial statements are required to identify the enterprise as development stage.

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997. The Company capitalized interest of $0.6 million in 1997.

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

     As of December 31, 1997, the Company's exploration and development activities have not generated significant revenues. As a result, the Company's historical results of operations have been presented as a development stage company; thus, period to period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be materially dependent upon the success of the Company's Emerald Mountain operations.

RESULTS OF DEVELOPMENT STAGE OPERATIONS

     Oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's five completed wells on Emerald Mountain, which comprised four wells producing in 1997 and two wells producing in 1996. Revenues from oil sales were $0.8 million, $0.2 million, and $0.0 in 1997, 1996, and for the period from inception on February 3, 1995 to December 31, 1995 (the "1995 Period"), respectively. Lease operating expenses were $0.9 million and $0.3 million in 1997 and 1996, respectively.

     Interest income increased from $0.3 million in 1996 to $0.8 million in 1997. The increase was the consequence of higher cash balances resulting from the private placements of the Company's securities. The increase from $0.2 million for the 1995 Period to $0.3 million for the year ended December 31, 1996 was also the consequence of higher cash balances resulting from private placements of the Company's securities.

     General and administrative costs were $8.7 million in 1997 as compared to $2.5 million for 1996. The increase was primarily attributable to severance costs paid to former executive officers and recognition of compensation expense related to a change in the exercise period of stock options held by such executives. In addition, the Company expanded its operating activities and added to its professional staff in the U.S. and Colombia. General and administrative costs increased from $1.1 million for the 1995 Period to $2.5 million for the year ended December 31, 1996 primarily as a result of a full year of expenses incurred by the Company in 1996 as compared to 1995, and the increase in activities associated primarily with the acquisition of GHK Colombia, Esmeralda LLC, and Cimarrona LLC.

     Depreciation and amortization remained constant at $0.1 million for the years ended December 31, 1996 and 1997. Depreciation and amortization increased from $37,671 for the 1995 Period to $0.1 million for the year ended December 31, 1996 primarily as a result of the acquisitions mentioned above and the inclusion of a full year of expenses incurred by the Company in 1996 as compared to 1995.

     The Company incurred net losses of $7.9 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively, and $2.1 million for the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through December 1997, resulting in aggregate cash proceeds of $47.0 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153.1 million in the aggregate. From inception through December 31, 1997, the Company had capital expenditures of $22.4 million for the acquisition, exploration, and development of its oil and gas properties including $20.3 million with respect to its interests in Colombia and approximately $2.1 million, of which $1.1 million has been expensed, with respect to its interests in other countries. Such expense included $0.5 million for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa and $0.6 million associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

     The Company's primary capital commitments include Phases I and II of its Emerald Mountain development program. The Company's capital expenditures estimated for Phase I include $16.2 million for field development and delineation and $60.7 million for pipeline and production facilities. The Company's capital expenditures estimated for Phase II include $65.2 million for field development and delineation and $89.0 million for pipeline and production facilities. The Company had working capital of $13.9 million as of December 31, 1997. The Company may finance its operations and investments through the issuance of public and private debt, equity, and convertible securities, as well as through commercial banking credit facilities. However, there can be no assurance that debt or equity financing will be available to the Company on economically acceptable terms. If sufficient funds are not available to meet the Company's obligations with respect to a property, the Company may elect to forfeit its interest in such property. The Company does not anticipate that it will forfeit its interest in such property.

     Colombia. During 1998, the Company plans to drill a total of seven additional wells on the Dindal and Rio Seco contract areas, begin construction of a 36-mile pipeline to provide transportation capacity of 50,000 Bbls/d, conduct seismic operations, and carry out other development activities for an aggregate estimated cost of $62.2 million. The pipeline is scheduled for completion in mid-1999. An exploratory well on the Company's non-operated Tapir Block in Colombia commenced drilling in March 1998.

     For the years ended December 31, 1997 and 1996, the Company had oil sales of $0.8 million and $0.2 million, respectively, solely from production testing of the Company's five completed wells on Emerald Mountain, which comprised four wells producing in 1997 and two wells producing in 1996. Although the Company intends to continue to sell oil resulting from production tests; significant production is not expected until further evaluation and development of the field through the drilling of additional wells and construction of production facilities and pipelines. The Company has received preliminary plans for the construction of pipelines and producing facilities, and permitting and final planning for pipelines and production facilities is now proceeding. Completion of Phase I of these facilities is scheduled for 1999.

     Australia and Papua New Guinea. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In Papua New Guinea, the Company signed a farm-out agreement with ARCO Papua New Guinea Inc. whereby the Company will retain a 20% carried interest with no required capital expenditures. In the Western Perth Basin in Australia, the Company has signed a purchase and sale agreement with Forcenergy International Inc. in which the Company will exchange its 11.77% working interest for $0.9 million. The Company will retain a small overriding interest and will also be reimbursed $0.3 million for certain capital expenditures. The agreement is pending its final approval by an aboriginal council in West Australia. In the Bass Strait Basin in Australia, the Company is seeking to farm-out its interests. The Company has no required capital commitments for this prospect.

     Special Notes. In August 1997, the Company issued $25 million of Special Notes in a private transaction with institutional and accredited investors. Interest on the Special Notes is payable in arrears commencing on December 31, 1997, at a rate of 6% per annum on December 31 and June 30 in each year until maturity, on August 7, 2003.

     The Special Notes are exchangeable for a like principal amount of Convertible Debentures on the earlier occurring of (i) the effectiveness of a registration statement under the Securities' Act covering the issuance of the common shares and warrants upon conversion of the Convertible Debentures and compliance with certain Canadian securities requirements or (ii) August 7, 1998. The Convertible Debentures are convertible into Units totaling 2,173,913 common shares and warrants exercisable for 1,086,957 common shares. Each warrant is exercisable for one common share at an exercise price of $15 and expire on August 7, 1998. Assuming exercise of all of the warrants, the Company will receive proceeds of $16 million. The Convertible Debentures are convertible into common shares at the option of the Company if a registration statement of the common shares and warrants has been declared effective under the Securities Act and has been effective during the seven day notice period prior to the Company's exercise its conversion rights, provided that the Company's shares have traded at or above U.S. $14.00 per share for 20 consecutive trading days on the Toronto Stock Exchange and certain other conditions are met. The Company filed a registration statement covering the common shares in April 1998. The Special Notes are, and the Convertible Debentures will be, secured by a pledge of shares of certain of the subsidiaries of the Company and are guaranteed by Seven Seas Petroleum Holdings Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Seven Seas Petroleum Inc. and Subsidiaries

  Report of Independent Public Accountants..................  F-1
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................  F-2
  Statements of Consolidated Operations for the years ended
     December 31, 1997 and 1996 and from Inception (February
     3, 1995) to December 31, 1995..........................  F-3
  Statements of Consolidated Stockholders' Equity for the
     years ended December 31, 1997 and 1996 and from
     Inception (February 3, 1995) to December 31, 1995......  F-4
  Statements of Cash Flows for the years ended December 31,
     1997 and 1996 and from Inception (February 3, 1995) to
     December 31, 1995......................................  F-5
  Notes to Financial Statements.............................  F-6

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 27, 1998

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1997             1996
CURRENT
  Cash and cash equivalents.................................  $ 18,067,189     $ 10,620,477
  Marketable securities.....................................        43,795           43,795
  Accounts receivable.......................................     3,865,180        1,241,430
  Prepaids and other........................................       118,447               --
                                                              ------------     ------------
                                                                22,094,611       11,905,702
Note receivable from related party..........................       200,000               --
Evaluated oil and gas interests, full-cost method...........    46,116,873        1,611,665
Unevaluated oil and gas interests, full-cost method.........   221,713,473      221,884,126
Fixed assets, net of accumulated depreciation of $42,716 at
  December 31, 1997 and $12,194 at December 31, 1996........       303,623           74,219
Other assets, net of accumulated amortization of $194,166 at
  December 31, 1997 and $76,622 at December 31, 1996........     1,485,544           25,270
                                                              ------------     ------------
  TOTAL ASSETS..............................................  $291,914,124     $235,500,982
                                                              ============     ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
  Accounts payable..........................................  $  6,885,573     $  2,560,665
  Accrued compensation......................................     1,228,000               --
  Other accrued liabilities.................................        91,917          245,000
                                                              ------------     ------------
                                                                 8,205,490        2,805,665
Long-term debt..............................................    25,000,000               --
Deferred income taxes.......................................    70,458,512       63,967,775
Minority interest...........................................     4,087,022        1,060,433
COMMITMENTS AND CONTINGENCIES (Note 10).....................            --               --
STOCKHOLDERS' EQUITY
Share capital --
  Authorized unlimited common shares without par value and
     unlimited Class A preferred shares without par value;
     35,071,606 and 13,315,796 issued and outstanding common
     shares at December 31, 1997 and December 31, 1996,
     respectively...........................................   196,405,889        6,781,616
Preferred share subscriptions -- 5,002,972 shares at
  December 31, 1996.........................................            --       45,652,120
Special warrant subscriptions -- 14,274,171 warrants at
  December 31, 1996.........................................            --      119,548,227
Deficit accumulated during development stage................   (12,242,557)      (4,314,622)
Treasury stock, 29 shares held at December 31, 1997 and
  December 31, 1996.........................................          (232)            (232)
                                                              ------------     ------------
  Total Stockholders' Equity................................   184,163,100      167,667,109
                                                              ------------     ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $291,914,124     $235,500,982
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT

                                                                                       CUMULATIVE
                                                                     PERIOD FROM         TOTAL
                                                                      INCEPTION      FROM INCEPTION
                                                                     (FEBRUARY 3,     (FEBRUARY 3,
                                        YEAR ENDED DECEMBER 31,        1995) TO         1995) TO
                                      ---------------------------    DECEMBER 31,     DECEMBER 31,
                                          1997           1996            1995             1997
REVENUE
  Crude oil sales.................    $    779,767    $   233,682    $        --      $  1,013,449
  Interest income.................         787,189        341,599        152,383         1,281,171
                                      ------------    -----------    -----------      ------------
                                         1,566,956        575,281        152,383         2,294,620
EXPENSES
  General and administrative......       8,714,333      2,454,884      1,070,765        12,239,982
  Lease operating expenses........         907,218        252,504             --         1,159,722
  Depreciation and amortization...         148,065        111,334         37,671           297,070
  Dry hole and abandonment
     costs........................          16,952          4,910      1,122,806         1,144,668
  Geological and geophysical......          27,372         10,521          9,769            47,662
  Other (income) expense..........         (25,331)            --             --           (25,331)
  Loss on sale of resource
     properties...................              --             --         31,357            31,357
                                      ------------    -----------    -----------      ------------
                                         9,788,609      2,834,153      2,272,368        14,895,130
NET LOSS BEFORE MINORITY
  INTEREST........................      (8,221,653)    (2,258,872)    (2,119,985)      (12,600,510)
MINORITY INTEREST.................         293,718         64,235             --           357,953
                                      ------------    -----------    -----------      ------------
NET LOSS..........................    $ (7,927,935)   $(2,194,637)   $(2,119,985)     $(12,242,557)
                                      ============    ===========    ===========      ============
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  period..........................      (4,314,622)    (2,119,985)            --                --
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of
  period..........................    $(12,242,557)   $(4,314,622)   $(2,119,985)     $(12,242,557)
                                      ============    ===========    ===========      ============
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE....................    $      (0.24)   $     (0.17)   $     (0.23)     $      (0.66)
                                      ============    ===========    ===========      ============
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING.......      32,504,872     12,971,871      9,247,101        18,515,541
                                      ============    ===========    ===========      ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1997

                                                                                         COMMON STOCK
                                                                                   -------------------------
                                                                    DATE             NUMBER        AMOUNT
Issuance of common share to founder.......................  February 3, 1995                1   $         --
Issuance of common shares to founder for cash.............  February 27, 1995         999,999              1
Issuance of common shares in a private placement for cash
 ($0.25 per share)........................................  March 22, 1995          4,000,000      1,000,000
Issuance of common shares in private placements for cash
 ($0.75 per share)........................................  May 31, 1995            5,687,666      4,265,750
                                                            June 9, 1995              979,000        734,250
Issuance of common shares in settlement of agents' fees
 ($0.75 per share)........................................  May 31, 1995              284,383        213,287
                                                            June 9, 1995               48,950         36,713
Less: Common share issuance cost..........................  May 31 - June 9, 1995          --       (250,000)
Issuance of common shares in connection with the May 5,
 1995 amalgamation agreement with Rusty Lake Resources
 ($0.25 per share)........................................  June 29-30, 1995          680,464        170,116
Net loss..................................................                                 --             --
                                                                                   ----------   ------------
BALANCE AT DECEMBER 31, 1995..............................                         12,680,463      6,170,117
Issuance of special warrants in a brokered private
 placement for cash ($2.75 per warrant)...................  March 15, 1996                 --             --
Issuance of common shares to the Company's 401(k) plan
 ($7.875 per share).......................................  April 29, 1996             10,000         78,750
Purchase Treasury Stock ($8.00 per share).................  June 26, 1996                  --             --
Exercise of stock options for cash ($.75 per share).......  Jan. - June 1996          305,000        228,750
Exercise of stock options for cash ($7.125 per share).....  April 29, 1996             10,000         71,250
Issuance of exchangeable preferred stock in connection
 with business combination ($9.125 per share).............  July 26, 1996                  --             --
Issuance of special warrants in connection with business
 combination ($9.125 per warrant).........................  July 26, 1996                  --             --
Issuance of convertible special warrants in a brokered
 private placement for cash ($15.00 per warrant)..........  October 16, 1996               --             --
Exercise of stock options for cash ($.75 per share).......  July - December 1996      310,333        232,749
Net loss..................................................                                 --             --
                                                                                   ----------   ------------
BALANCE AT DECEMBER 31, 1996..............................                         13,315,796      6,781,616
Conversion of special warrants issued in connection with
 the business combination dated July 26, 1996 ($9.125 per
 share)...................................................  February 7, 1997       11,774,171    107,439,309
Conversion of the preferred shares in connection with the
 business combination dated July 26, 1996 ($9.125 per
 share)...................................................  February 7, 1997        5,002,972     45,652,120
Conversion of privately placed special warrants ($15.00
 per warrant).............................................  February 7, 1997          500,000      7,013,370
Conversion of privately placed special warrants ($2.75 per
 warrant).................................................  February 7, 1997        2,000,000      5,095,548
Issuance of common shares in connection with the business
 combination ($18.55 per share)...........................  March 5, 1997           1,000,000     18,550,000
Conversion of privately placed special warrants for cash
 ($3.50 per warrant)......................................  March 14, 1997          1,000,000      3,500,000
Exercise of stock options ($.75 - 10.90 per share)........  Jan. - December 1997      478,667      2,373,926
Net loss..................................................                                 --             --
                                                                                   ----------   ------------
BALANCE AT DECEMBER 31, 1997..............................                         35,071,606   $196,405,889
                                                                                   ==========   ============


                                                                 PREFERRED STOCK             SPECIAL WARRANTS
                                                            -------------------------   ---------------------------
                                                              NUMBER        AMOUNT        NUMBER         AMOUNT
Issuance of common share to founder.......................          --   $         --            --   $          --
Issuance of common shares to founder for cash.............          --             --            --              --
Issuance of common shares in a private placement for cash
 ($0.25 per share)........................................          --             --            --              --
Issuance of common shares in private placements for cash
 ($0.75 per share)........................................          --             --            --              --
                                                                    --             --            --              --
Issuance of common shares in settlement of agents' fees
 ($0.75 per share)........................................          --             --            --              --
                                                                    --             --            --              --
Less: Common share issuance cost..........................          --             --            --              --
Issuance of common shares in connection with the May 5,
 1995 amalgamation agreement with Rusty Lake Resources
 ($0.25 per share)........................................          --             --            --              --
Net loss..................................................          --             --            --              --
                                                            ----------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1995..............................          --             --            --              --
Issuance of special warrants in a brokered private
 placement for cash ($2.75 per warrant)...................          --             --     2,000,000       5,095,548
Issuance of common shares to the Company's 401(k) plan
 ($7.875 per share).......................................          --             --            --              --
Purchase Treasury Stock ($8.00 per share).................          --             --            --              --
Exercise of stock options for cash ($.75 per share).......          --             --            --              --
Exercise of stock options for cash ($7.125 per share).....          --             --            --              --
Issuance of exchangeable preferred stock in connection
 with business combination ($9.125 per share).............   5,002,972     45,652,120            --              --
Issuance of special warrants in connection with business
 combination ($9.125 per warrant).........................          --             --    11,774,171     107,439,309
Issuance of convertible special warrants in a brokered
 private placement for cash ($15.00 per warrant)..........          --             --       500,000       7,013,370
Exercise of stock options for cash ($.75 per share).......          --             --            --              --
Net loss..................................................          --             --            --              --
                                                            ----------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1996..............................   5,002,972     45,652,120    14,274,171     119,548,227
Conversion of special warrants issued in connection with
 the business combination dated July 26, 1996 ($9.125 per
 share)...................................................          --             --   (11,774,171)   (107,439,309)
Conversion of the preferred shares in connection with the
 business combination dated July 26, 1996 ($9.125 per
 share)...................................................  (5,002,972)   (45,652,120)           --              --
Conversion of privately placed special warrants ($15.00
 per warrant).............................................          --             --      (500,000)     (7,013,370)
Conversion of privately placed special warrants ($2.75 per
 warrant).................................................          --             --    (2,000,000)     (5,095,548)
Issuance of common shares in connection with the business
 combination ($18.55 per share)...........................          --             --            --              --
Conversion of privately placed special warrants for cash
 ($3.50 per warrant)......................................          --             --            --              --
Exercise of stock options ($.75 - 10.90 per share)........          --             --            --              --
Net loss..................................................          --             --            --              --
                                                            ----------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1997..............................          --   $         --            --   $          --
                                                            ==========   ============   ===========   =============

                                                                                DEFICIT
                                                                              ACCUMULATED
                                                            TREASURY STOCK       DURING
                                                            ---------------   DEVELOPMENT
                                                            NUMBER   AMOUNT      PHASE          TOTAL
Issuance of common share to founder.......................    --     $  --    $        --    $         --
Issuance of common shares to founder for cash.............    --        --             --               1
Issuance of common shares in a private placement for cash
 ($0.25 per share)........................................    --        --             --       1,000,000
Issuance of common shares in private placements for cash
 ($0.75 per share)........................................    --        --             --       4,265,750
                                                              --        --             --         734,250
Issuance of common shares in settlement of agents' fees
 ($0.75 per share)........................................    --        --             --         213,287
                                                              --        --             --          36,713
Less: Common share issuance cost..........................    --        --             --        (250,000)
Issuance of common shares in connection with the May 5,
 1995 amalgamation agreement with Rusty Lake Resources
 ($0.25 per share)........................................    --        --             --         170,116
Net loss..................................................    --        --     (2,119,985)     (2,119,985)
                                                             ---     -----    ------------   ------------
BALANCE AT DECEMBER 31, 1995..............................    --        --     (2,119,985)      4,050,132
Issuance of special warrants in a brokered private
 placement for cash ($2.75 per warrant)...................    --        --             --       5,095,548
Issuance of common shares to the Company's 401(k) plan
 ($7.875 per share).......................................    --        --             --          78,750
Purchase Treasury Stock ($8.00 per share).................    29      (232)            --            (232)
Exercise of stock options for cash ($.75 per share).......    --        --             --         228,750
Exercise of stock options for cash ($7.125 per share).....    --        --             --          71,250
Issuance of exchangeable preferred stock in connection
 with business combination ($9.125 per share).............    --        --             --      45,652,120
Issuance of special warrants in connection with business
 combination ($9.125 per warrant).........................    --        --             --     107,439,309
Issuance of convertible special warrants in a brokered
 private placement for cash ($15.00 per warrant)..........    --        --             --       7,013,370
Exercise of stock options for cash ($.75 per share).......    --        --             --         232,749
Net loss..................................................    --        --     (2,194,637)     (2,194,637)
                                                             ---     -----    ------------   ------------
BALANCE AT DECEMBER 31, 1996..............................    29      (232)    (4,314,622)    167,667,109
Conversion of special warrants issued in connection with
 the business combination dated July 26, 1996 ($9.125 per
 share)...................................................    --        --             --              --
Conversion of the preferred shares in connection with the
 business combination dated July 26, 1996 ($9.125 per
 share)...................................................    --        --             --              --
Conversion of privately placed special warrants ($15.00
 per warrant).............................................    --        --             --              --
Conversion of privately placed special warrants ($2.75 per
 warrant).................................................    --        --             --              --
Issuance of common shares in connection with the business
 combination ($18.55 per share)...........................    --        --             --      18,550,000
Conversion of privately placed special warrants for cash
 ($3.50 per warrant)......................................    --        --             --       3,500,000
Exercise of stock options ($.75 - 10.90 per share)........    --        --             --       2,373,926
Net loss..................................................    --        --     (7,927,935)     (7,927,935)
                                                             ---     -----    ------------   ------------
BALANCE AT DECEMBER 31, 1997..............................    29     $(232)   $(12,242,557)  $184,163,100
                                                             ===     =====    ============   ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                               PERIOD FROM        CUMULATIVE TOTAL
                                                                                INCEPTION          FROM INCEPTION
                                                YEAR ENDED DECEMBER 31,     (FEBRUARY 3, 1995)   (FEBRUARY 3, 1995)
                                               --------------------------    TO DECEMBER 31,      TO DECEMBER 31,
                                                   1997          1996              1995                 1997
OPERATING ACTIVITIES
  Net loss...................................  $ (7,927,935)  $(2,194,637)     $(2,119,985)         $(12,242,557)
  Add (subtract) items not requiring
    (providing) cash:
  Compensation Expense.......................     2,140,250            --               --             2,140,250
  Minority interest..........................      (293,718)      (64,235)              --              (357,953)
  Common stock contribution to 401(k)
    retirement plan..........................            --        78,750               --                78,750
  Dry hole and abandonment costs.............        16,952            --        1,122,806             1,139,758
  Loss on sale of resource properties........            --            --           31,357                31,357
  Depreciation and amortization..............       148,065       111,334           37,671               297,070
  Changes in working capital excluding
    changes to cash and cash equivalents:
    Accounts receivable......................    (2,082,750)     (316,431)         (43,642)           (2,442,823)
    Prepaids and other, net..................      (118,447)          482             (482)             (118,447)
    Accounts payable.........................     1,389,194       (17,472)         120,305             1,492,027
    Other accrued liabilities................      (153,083)      245,000               --                91,917
                                               ------------   -----------      -----------          ------------
Cash Flow Used in Operating Activities.......    (6,881,472)   (2,157,209)        (851,970)           (9,890,651)
                                               ------------   -----------      -----------          ------------
INVESTING ACTIVITIES
  Exploration of oil and gas properties......   (16,359,726)   (4,309,446)      (1,696,943)          (22,366,115)
  Proceeds from acquisition..................            --       630,226               --               630,226
  Proceeds from sale of property.............            --            --           84,336                84,336
  Note receivable from related party.........      (200,000)           --               --              (200,000)
  Other asset additions......................      (280,194)      (64,135)        (169,821)             (514,150)
                                               ------------   -----------      -----------          ------------
Cash Flow Used in Investing Activities.......   (16,839,920)   (3,743,355)      (1,782,428)          (22,365,703)
                                               ------------   -----------      -----------          ------------
FINANCING ACTIVITIES
  Proceeds from special warrants issued......            --    12,108,917               --            12,108,917
  Proceeds from share capital issued.........     4,961,726       532,750        6,000,001            11,494,477
  Proceeds from additional paid-in capital
    contributed..............................            --           999               --                   999
  Proceeds from issuance of special notes....    25,000,000            --               --            25,000,000
  Costs of issuing special notes.............    (1,572,929)           --               --            (1,572,929)
  Contributions by minority interest.........     2,779,307       513,004               --             3,292,311
  Purchase of treasury stock.................            --          (232)              --                  (232)
                                               ------------   -----------      -----------          ------------
Cash Flow Provided by Financing Activities...    31,168,104    13,155,438        6,000,001            50,323,543
                                               ------------   -----------      -----------          ------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS..................     7,446,712     7,254,874        3,365,603            18,067,189
Cash and cash equivalents, beginning
  of period..................................    10,620,477     3,365,603               --                    --
                                               ------------   -----------      -----------          ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD..............................  $ 18,067,189   $10,620,477      $ 3,365,603          $ 18,067,189
                                               ============   ===========      ===========          ============

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

     The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent working interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts" or the "Emerald Mountain Project"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the National Oil Company of Colombia, in March 1993 and August 1995, respectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. In 1994, a predecessor to the Company drilled the Escuela #1, which was non-commercial. The five exploratory wells completed to date on Emerald Mountain have encountered on average 303 feet of Cimarrona formation at vertical depths between 6,000 and 7,500 feet. For the five wells where production testing has been completed, actual per well production rates realized ranged from 3,415 to 13,123 barrels per day with an average in excess of 7,079 barrels per day. The Company plans to rapidly and efficiently continue its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

June 29, 1995. The net assets of Rusty Lake Resources Ltd. were recorded on the books of Seven Seas as follows:

Marketable securities.......................................  $    3,370
Goods and services tax receivable...........................       3,099
Resource properties.........................................     115,693
Other assets (organization costs)...........................      87,481
Accounts payable............................................     (39,527)
Share capital (680,464 shares)..............................    (170,116)

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

     On February 7, 1997 approvals were granted by the Ontario Securities Commission, British Columbia Securities Commission and the Alberta Securities Commission for the prospectus filed to qualify 11,774,171 special warrants and 5,002,972 preferred shares which were automatically converted to common shares. These shares were issued in connection with the acquisition of a 36.7 percent participating interest in the Association Contracts in Colombia by the Company on July 26, 1996.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On March 5, 1997 the Company acquired 100 percent of the outstanding voting stock held in Petrolinson, S.A. The terms of the transaction were agreed to in a letter of intent dated November 22, 1996. The principal asset owned by Petrolinson, S.A. is a six percent participating interest in the Association Contracts. As consideration for the six percent participating interest in the Association Contracts, Seven Seas issued to the sole shareholder in Petrolinson, S.A. 1,000,000 common shares of Seven Seas Petroleum Inc. The common shares issued to the sole shareholder of Petrolinson, S.A. were subject to an escrow agreement, the terms of which provided for a 120 day escrow of shares commencing from March 5, 1997 with an option by the Company to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the sole shareholder of Petrolinson, S.A. were released from escrow on July 3, 1997, in accordance with the escrow agreement as described above. This six percent interest will be carried through exploration by the other 94 percent participating interest parties. This transaction has been reflected in 1997 as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the acquired operations have been reflected in the Company's financial statements since March 5, 1997. The 1,000,000 common shares were recorded at a price of $18.55, based on the weighted average closing stock price of Seven Seas for the period beginning 30 days prior to and ending 30 days subsequent to the date the letter of intent was signed, November 22, 1996. This represents a transaction cost of $18,550,000. Net assets acquired include $25,035,701 assigned to oil and gas properties (most of which is subject to future evaluation based on further appraisal drilling) and other nominal net working capital. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $6,490,737 of deferred Colombian income tax was also recorded in this acquisition (see Notes 3 and 5) and is included in the amount assigned to oil and gas properties.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those investments. As described in Note 6, the Company issued $25 million of convertible Special Notes, with a 6% stated interest rate, which mature in 2003. It is not practical to estimate the fair value of these Special Notes as a quoted market price has not yet been obtained. The Company intends to file the required registration statement in order to comply with the conversion option on these notes.

  MARKETABLE SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and the ability to hold to maturity. Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Changes in fair value are reported as a separate component of stockholders' equity, but were immaterial for all periods presented herein.

  ACCOUNTS RECEIVABLE

     Accounts receivable included the following at December 31, 1997 and 1996:

                                                     DECEMBER 31, 1997    DECEMBER 31, 1996
Crude oil sales..................................       $  291,049           $   58,845
Joint interest billing...........................        3,013,318            1,117,635
Advances.........................................          541,000                   --
Other............................................           19,813               64,950
                                                        ----------           ----------
          Total Accounts Receivable..............       $3,865,180           $1,241,430
                                                        ==========           ==========

  OIL AND GAS INTERESTS

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996 unevaluated oil and gas interests include capitalized employee costs related to exploration and property evaluation of $140,628. No additional general and administrative costs were capitalized during 1997. The Company capitalized interest of $600,000 in 1997.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  EARNINGS PER SHARE

     The Company has implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing and presenting EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997. The statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, the Company's adoption of this statement does have a significant effect on EPS since the exercise or conversion of any potential shares would be antidilutive and result in a lower loss per share. Options to purchase 3,878,500 common shares at a weighted average option exercise price of $13.15 per common share were outstanding at December 31, 1997.

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

4. CASH AND CASH EQUIVALENTS:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
Cash......................................................  $ 2,156,973     $   170,684
Short-term investments....................................   15,910,216      10,449,793
                                                            -----------     -----------
Total cash and cash equivalents...........................  $18,067,189     $10,620,477
                                                            ===========     ===========

     The carrying value of short-term investments approximates fair value.

5. INCOME TAXES:

     The geographical sources of loss before minority interest were as follows:

                                              PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  1997            1996            1995
United States...............................  $(4,515,142)    $  (277,456)    $        --
Foreign.....................................   (3,706,511)     (1,981,416)     (2,119,985)
                                              -----------     -----------     -----------
Loss before minority interest...............  $(8,221,653)    $(2,258,872)    $(2,119,985)
                                              ===========     ===========     ===========

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

indefinitely reinvested outside of Canada and, accordingly, no Canadian deferred income taxes have been provided thereon. The Company's net deferred income tax liabilities consist of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
Deferred Tax Liabilities..................................  $70,458,512     $63,967,775
Deferred Tax Asset........................................    3,128,306       2,058,506
Valuation Allowance.......................................   (3,128,306)     (2,058,506)
                                                            -----------     -----------
          Total Deferred Tax..............................  $70,458,512     $63,967,775
                                                            ===========     ===========

     The Company did not record any current or deferred income tax provision or benefit in any of the periods presented. The Company's provision for income taxes differs from the amount computed by applying statutory rates, which are 45% in Canada and 35% in the United States and Colombia, due principally to the valuation allowance recorded against its deferred tax asset account relating primarily to net operating tax loss carryforwards.

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

6. LONG-TERM DEBT:

     In August 1997, the Company issued $25 million of Special Notes in a private transaction to institutional and accredited investors. Interest on the Special Notes is due and payable in arrears at a rate of 6% per annum on December 31 and June 30 in each year until maturity, commencing on December 31, 1997. The Special Notes are exchangeable for a like principal amount of convertible redeemable debentures (the "Debentures") on or before August 7, 1998. At the option of the Company, the Debentures are convertible into common shares and warrants if a registration statement for resale of the common shares has been declared effective under the Securities Act of 1933, as amended (the "Securities Act") and has been effective during the seven-day notice period required by the Company to the holders of Debentures of its intent to exercise its conversion rights, provided that the Company's common shares have traded at or above $14.00 per share for 20 consecutive trading days on the Toronto Stock Exchange. The Special Notes and Debentures are secured by a pledge of the shares of the Company's subsidiaries and a guarantee by Seven Seas Petroleum Holdings Inc.

     The Special Notes will be deemed to be exchanged upon the earlier to occur of (i) the effectiveness of a registration statement under the Securities Act, covering the issuance of the common shares and warrants upon conversion of the Debentures and compliance by the Company with certain Canadian securities requirements and (ii) August 7, 1998. The Debentures are convertible into units (the "Units") on the basis of one Unit for each $11.50 principal amount of Debentures outstanding (initially 2,173,913 Units), subject to adjustment. Each Unit consists of one common share and one-half of a common share purchase warrant (the

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"Warrants"). The Debentures mature on August 7, 2003. Each whole Warrant is exercisable for one common share at an exercise price of $15.00 per share. The Warrants expire August 7, 1998.

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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents a summary of stock option transactions for the three years ended December 31, 1997:

                                                                        WEIGHTED AVERAGE
                                                    COMMON SHARES    OPTION PRICE PER SHARE
  Granted.........................................      985,000              $  .75
                                                      ---------              ------
December 31, 1995.................................      985,000                 .75
  Granted.........................................      805,000               12.86
  Exercised.......................................     (625,333)                .85
                                                      ---------              ------
December 31, 1996.................................    1,164,667                9.07
  Granted.........................................    3,197,500               13.56
  Exercised.......................................     (478,667)               3.05
  Revoked.........................................       (5,000)              12.25
                                                      ---------              ------
December 31, 1997.................................    3,878,500              $13.51
                                                      =========              ======

     Exercisable stock options amounted to 1,697,665; 764,667; and 985,000 at December 31, 1997, 1996, and 1995, respectively. The weighted average fair value of options granted during 1997, 1996, and 1995 were $7.68; $4.65; and $0.19, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1997:

                                       OUTSTANDING                             EXERCISABLE
                       --------------------------------------------    ---------------------------
                                                        WEIGHTED                       WEIGHTED
   EXERCISE PRICE                                       AVERAGE                        AVERAGE
        RANGE            SHARES      AVERAGE LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
$.75.................      33,000        2.5             $  .75           33,000        $  .75
 7.13................     325,000        3.5               7.13          325,000          7.13
 10.70-10.90.........   1,458,000        7.0              10.76          774,665         10.81
 12.25-13.23.........     740,000        9.7              13.18          160,000         13.17
 18.23-18.75.........   1,322,500        8.1              18.61          405,000         18.74
                       ----------        ---             ------        ---------        ------
                        3,878,500                                      1,697,665
                       ==========                                      =========

     As part of the arrangements surrounding the resignations of four former officers, the exercise period of the options during their employment was extended from ninety days to eighteen months. This action gave rise to a new measurement date and the Company was required to record compensation expense of $2,140,250 during 1997, representing the market value of the common shares on the new measurement date less the exercise price of the options granted. Only the exercisable options granted to the former Chairman, former President, former Chief Financial Officer, and former Vice President of Exploration were considered in the computation. The extension of the exercise period is subject to approval by vote of the shareholders. Should the extension of the exercise period be approved for all employees, the Company will be required to record additional compensation expense of $3,603,425 using the March 26, 1998 closing stock price.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the proforma amounts shown below:

                                    DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
Pro Forma Net Loss................    ($32,426,733)         ($5,938,372)         ($2,309,940)
Pro Forma Net Loss Per Share......          ($1.00)               ($.46)               ($.25)

     The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1997: weighted average risk free interest rate of 6.28 percent; no dividend yield; volatility of .3555; and expected life of five to ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

9. OPERATIONS BY GEOGRAPHIC AREA:

     The Company operates in one industry segment. Information about the Company's operations for 1997, 1996, and from inception (February 3, 1995) to December 31, 1995 by geographic area is shown below:

                                                                                OTHER
                                                                               FOREIGN
                                   CANADA      UNITED STATES     COLOMBIA       AREAS        TOTAL
Year ended December 31, 1997
  Revenues.....................  $   753,433    $     2,020    $    810,077   $   1,426   $  1,566,956
  Operating Loss...............   (1,780,784)    (4,515,142)     (1,837,368)    (88,359)    (8,221,653)
  Capital Expenditures.........           --         57,572      19,050,432     471,046     19,579,050
  Identifiable Assets..........   17,462,002        488,463     272,981,939     981,720    291,914,124
  Depreciation and
     Amortization..............      110,695         20,708          16,662          --        148,065
Year ended December 31, 1996
  Revenues.....................  $   333,598    $        --    $    239,345   $   2,338   $    575,281
  Operating Loss...............   (1,402,204)      (277,456)       (438,948)   (140,264)    (2,258,872)
  Capital Expenditures.........           --             --       4,335,166     271,405      4,606,571
  Identifiable Assets..........   10,497,084         46,939     224,436,899     520,060    235,500,982
  Depreciation and
     Amortization..............           --         66,490          42,755       2,089        111,334

                                                                                  OTHER
                                                                                 FOREIGN
                               CANADA     COLOMBIA   ARGENTINA   NORTH AFRICA     AREAS        TOTAL
Period from inception
  through December 31, 1995
  Revenues.................  $  147,372   $     --   $      --    $      --     $   5,011   $   152,383
  Operating Loss...........    (863,787)    (3,147)   (625,771)    (509,878)     (117,402)   (2,119,985)
  Capital Expenditures.....          --    369,723     622,006      500,800       204,414     1,696,943
  Identifiable Assets......   3,565,647    385,999          --           --       218,791     4,170,437
  Depreciation and
     Amortization..........      36,875        297          --           --           499        37,671

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company has certain related commitments under existing oil and gas exploration concession agreements. Management estimates future expenditures for such commitments to be approximately of $863,000 in 1998; $2,385,000 in 1999; $30,000 in 2000; and $30,000 in 2001.

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

     MTV Investments Limited Partnership ("MTV") owns 37.037 percent of Cimarrona LLC ("Cimarrona"), an Oklahoma company; Cimarrona is a consolidated subsidiary of the Company. Resulting from cash calls, MTV owed $541,000 to the Company at December 31, 1997.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

     Capitalized costs at December 31, 1997 and 1996, respectively, relating to the Company's oil and gas activities are shown below:

                                                COLOMBIA       OTHERS        TOTAL
As of December 31, 1997
  Proved properties.........................  $ 46,116,873    $     --    $ 46,116,873
                                              ============    ========    ============
  Unproved properties.......................  $220,771,518    $941,955    $221,713,473
  Less: Dry Hole and Abandonment............            --          --              --
                                              ------------    --------    ------------
  Unproved properties, net..................  $220,771,518    $941,955    $221,713,473
                                              ============    ========    ============
As of December 31, 1996
  Proved properties.........................  $  1,611,665    $     --    $  1,611,665
                                              ============    ========    ============
  Unproved properties.......................  $221,413,217    $475,819    $221,889,036
  Less: Dry Hole and Abandonment............            --      (4,910)         (4,910)
                                              ------------    --------    ------------
  Unproved properties, net..................  $221,413,217    $470,909    $221,884,126
                                              ============    ========    ============

     Costs incurred during the years ended December 31, 1997, 1996, and 1995, respectively, were as follows:

                                COLOMBIA     ARGENTINA   NORTH AFRICA    OTHERS       TOTAL
Year ended December 31, 1997
Development cost............  $    165,829   $     --      $     --     $     --   $    165,829
Property acquisition cost:
  Proved....................     4,331,169         --            --           --      4,331,169
  Unproved..................    20,704,532         --            --           --     20,704,532
Exploration cost............    18,661,979         --            --      471,046     19,133,025
                              ------------   --------      --------     --------   ------------
          Total cost
            incurred........  $ 43,863,509   $     --      $     --     $471,046   $ 44,334,555
                              ============   ========      ========     ========   ============
Year ended December 31, 1996
Property acquisition cost:
  Proved....................  $  1,554,041   $     --      $     --     $     --   $  1,554,041
  Unproved..................   215,536,257         --            --      250,000    215,786,257
Exploration cost............     5,564,861         --            --       21,405      5,586,266
                              ------------   --------      --------     --------   ------------
          Total cost
            incurred........  $222,655,159   $     --      $     --     $271,405   $222,926,564
                              ============   ========      ========     ========   ============
Year ended December 31, 1995
Property acquisition cost:
  Proved....................  $         --   $     --      $     --     $     --   $         --
  Unproved..................       106,383     75,000       500,800        6,073        688,256
Exploration cost............       263,340    547,006            --      198,341      1,008,687
                              ------------   --------      --------     --------   ------------
          Total cost
            incurred........  $    369,723   $622,006      $500,800     $204,414   $  1,696,943
                              ============   ========      ========     ========   ============

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On May 16, 1995, the Company entered into an agreement whereby Seven Seas purchased an option for $500,000 to acquire a five percent participating interest in three exploration blocks in North Africa upon completion of the first exploration well drilled. The first exploration well was completed as a dry hole in July of 1995. After careful review, Seven Seas decided not to exercise its option. The cost of the option, $500,000, plus additional costs of $800 incurred toward purchasing this option was originally recorded as unproved oil and gas interests and was subsequently expensed.

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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Proved developed and undeveloped reserves (barrels):

                                                                 1997        1996
Beginning of year...........................................     818,000         --
Extensions and discoveries..................................  31,342,245    818,000
                                                              ----------    -------
End of year.................................................  32,160,245    818,000
                                                              ==========    =======
Proved developed............................................  11,494,236    408,000
                                                              ==========    =======

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

     Standardized Measure of Discounted Future Net Cash Flows:

                                                               1997           1996
Future cash inflows......................................  $326,426,492    $12,520,000
Future costs
  Production.............................................    50,986,737      2,112,000
  Development............................................    33,740,255      1,939,000
                                                           ------------    -----------
Future net cash flows before income taxes................   241,699,500      8,469,000
Future income taxes......................................    78,141,020      4,027,000
                                                           ------------    -----------
Future net cash flows....................................   163,558,480      4,442,000
10% discount factor......................................    62,941,503        641,000
                                                           ------------    -----------
Standardized measure of discounted future net cash
  flows..................................................  $100,616,977    $ 3,801,000
                                                           ============    ===========

     Principal sources of changes in the standardized measure of discounted future net cash flows during 1997:

Beginning of year...........................................  $  3,801,000
Net change in production costs..............................    (1,741,552)
Extensions, discoveries, and additions, less related
  costs.....................................................   141,402,293
Net change in future development costs......................    (1,611,820)
Net change in income taxes..................................   (41,969,044)
Accretion of discount.......................................       736,100
                                                              ------------
End of year.................................................  $100,616,977
                                                              ============

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

SUPPLEMENTARY FINANCIAL INFORMATION

     Selected Quarterly Data. Results of development stage operations by quarter for the years ended December 31, 1997, and 1996 were:

                                                         1997 QUARTER ENDED
                                             ------------------------------------------
                                             MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                             --------    -------    --------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues.........................   $  434     $   237    $   308     $   588
Less costs and expenses....................    1,194       2,408      1,340       4,847
                                                (760)     (2,171)    (1,032)     (4,259)
                                              ------     -------    -------     -------
Minority Interest..........................       38          35         59         162
                                              ------     -------    -------     -------
Net loss...................................   $ (722)    $(2,137)   $  (972)    $(4,097)
                                              ======     =======    =======     =======
Net loss per share.........................   $ (.03)    $  (.06)   $  (.03)    $  (.12)
                                              ======     =======    =======     =======

                                                         1996 QUARTER ENDED
                                             ------------------------------------------
                                             MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                             --------    -------    --------    -------
Operating revenues.........................   $   45     $    87    $   221     $   222
Less costs and expenses....................      311         619        765       1,140
                                                (266)       (532)      (544)       (917)
Minority Interest..........................                   64
Net loss...................................   $ (266)    $  (532)   $  (544)    $  (853)
                                              ======     =======    =======     =======
Net loss per share.........................   $ (.02)    $  (.04)   $  (.04)    $  (.07)
                                              ======     =======    =======     =======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding each director and executive officers the Company:

                  NAME                     AGE                   POSITION
                  ----                     ---                   --------
Robert A. Hefner III.....................  63     Chairman, Chief Executive Officer, and
                                                  Managing Director
Breene M. Kerr...........................  68     Vice Chairman and Director
Brian Egolf..............................  49     Director
Sir Mark Thomson Bt......................  57     Director
Robert B. Panero.........................  69     Director
Gary F. Fuller...........................  61     Director
James D. Scarlett........................  44     Director
Larry A. Ray.............................  50     Director, Executive Vice President,
                                                  and Chief Operating Officer
Herbert C. Williamson, III...............  49     Director, Executive Vice President,
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

     Breene M. Kerr has served as Vice Chairman and director of the Company since June 1997. Since 1994, Mr. Kerr has served as general partner of Talbot Fairfield II L.P., an oil and gas exploration undertaking. From 1969 to 1995, he served as Chairman and director of Kerr Consolidated, an equipment sales and leasing undertaking. Since 1993, Mr. Kerr has served as a director of Chesapeake Energy Corp., a publicly traded oil and gas exploration company.

     Larry A. Ray has served as Executive Vice President and Chief Operating Officer of the Company since September 1997 and as director of the Company since June 1997. Prior to joining the Company, he was Manager of The GHK Company L.L.C., where he had served in various capacities since 1990.

     Herbert C. Williamson, III has served as Executive Vice President, Chief Financial Officer and director of the Company since September 1997. From 1995 through September 1997, Mr. Williamson served as Director in the Investment Banking Department of Credit Suisse First Boston. He served as Vice Chairman and Executive Vice President of Parker & Parsley Petroleum Company, an oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

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

     Gary F. Fuller has been a director of the Company since June 1997. Mr. Fuller is a Shareholder and Director of McAfee & Taft, attorneys-at-law.

     James D. Scarlett has been a director of the Company since June 1997. Mr. Scarlett is a Partner in McMillan, Binch, a Canadian law firm.

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

     The Compensation Committee has all the powers of the Board of Directors, including the authority to issue shares or other securities of the Company, in respect of any matters relating to the administration of the Company's 1996 stock Option Plan, 1997 Stock Option Plan and compensation of officers, directors, employees and other persons performing substantial services for the Company. See "-- Executive Compensation -- Employee Benefit Plans -- 1996 Stock Option Plan and 1997 Stock Option Plan."

  Director Compensation

     Directors who are also officers or employees of the Company are not separately compensated for serving on the Board of Directors or as members of Board committees. Directors who are not officers or employees of the Company are eligible to participate in the Company's Amended 1996 Stock Option Plan and are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. In May 1997, each non-officer director received an option for 15,000 shares of common stock at $10.90. Messrs. Hefner and Egolf declined to accept such options. In June 1997, the Company granted Mr. Ray an option to purchase 200,000 Common Shares at an exercise price of $10.70 per share. One-third of these options vest immediately with the remaining vesting in equal installments on the first and second anniversaries of the date of grant. On September 9, 1997, the Company granted Mr. Ray options to purchase an additional 200,000 Common Shares at an exercise price of $13.23 per share. Such options vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. 105,000 of the options granted to Mr. Ray on September 9, 1997 are subject to shareholders approval of the Company's 1997 Stock Option Plan at the Company's 1998 annual meeting. The Company granted options to the other directors as follows on July 17, 1997 at an exercise price of $10.70 per share: Mr. Hefner -- 300,000; Mr. Egolf -- 75,000; Mr.
Kerr -- 75,000; Mr. Fuller -- 75,000; Mr. Panero -- 50,000; Mr.
Scarlett -- 75,000; and Mr. Thomson -- 75,000. One-third of the options granted vested immediately, with the remaining options vesting in equal installments on the first and second anniversaries of the date of grant. Mr. Panero's options will vest in equal installments on the first and second anniversaries of the date of grant. Mr. Panero also received a payment of $37,500 in lieu of 25,000 options, which would have vested immediately. In September 1997, the Corporation granted Mr. Williamson an option to purchase 500,000 Common Shares at an exercise price of $13.23 per share. Options to purchase 150,000 Common Shares vested immediately, options to purchase 150,000 Common Shares vest on September 9, 1998 and options to purchase 50,000 Common Shares vest on each of September 9, 1999, 2000, 2001 and 2002, respectively. Of the options granted to Mr. Williamson, 150,000 are under the 1996 Stock Option Plan and 350,000 are subject to approval of the 1997 Stock Option Plan at the Meeting. See " -- Stock Option Plan Resolution". On November 25, 1997, the Company granted options at an exercise price of $18.55 per share to the directors: Mr. Hefner -- 150,000; Mr. Williamson -- 150,000; Mr.
Egolf -- 100,000; Mr. Kerr -- 75,000; Mr. Fuller -- 75,000; Mr. Panero --
25,000, Mr. Scarlett -- 25,000; Mr. Thomson -- 25,000; and Mr. Ray -- 150,000.
Such options vest one-third on the first, second, and third anniversaries of the grant date. In each case, the Company granted these options at the approximate prevailing market price on the date of grant.

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

          (5) A corporation or a person referred to in subsection (1) may apply to the Supreme Court for an order approving an indemnity under this section and the Supreme Court may so order and make any further order it thinks fit.

          (6) On an application under subsection (5), the Supreme Court may order notice to be given to any interested person and that person is entitled to appear and be heard in person or by counsel.

     The Bylaws of the Company also provide that the provisions for indemnification contained in the Bylaws (outlined in subsections (1) and (2) above) shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any Bylaws, agreement, vote of shareholders or disinterested directors or otherwise both as to an action in his official capacity and as to an action in any other capacity while holding such office and shall continue as to a person who has ceased to be a director of officer and shall ensure to the benefit of the heirs and legal representatives of such person. The Company maintains director's and officer's insurance.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid by the Company to its Chief Executive Officer and each of the other persons who served as executive officers of the Company whose annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997 (the "Named Executive Officers"). The table does not include perquisites and other personal benefits for any individual for whom the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the Named Executive Officer in that year.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                         -----------------------------------
                                                                                  AWARDS             PAYOUTS
                                            ANNUAL COMPENSATION          -------------------------   -------
                                      --------------------------------   RESTRICTED    SECURITIES
                                                          OTHER ANNUAL     SHARES      UNDERLYING     LTIP      ALL OTHER
                                       SALARY    BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR     ($)       ($)        ($)(1)         ($)           (#)          ($)         ($)
Robert A. Hefner III.........  1997         --       --        --            --         450,000         --             --
  Chairman, Chief Executive    1996                                                      50,000(2)
  Officer and Managing
  Director
Malcolm Butler(3)............  1997   $ 13,301       --        --            --         200,000         --       $250,000
  Former Chief Executive
  Officer
Albert E. Whitehead(3).......  1997   $ 77,308       --        --            --          50,000(4)      --       $125,000(3)
  Former Chairman of the
  Board                        1996    150,000       --        --            --         185,000         --         14,634(5)
  and Chief Executive Officer  1995    125,000       --        --            --         200,000         --             --
Larry A. Ray(6)..............  1997   $139,062       --        --            --         550,000         --       $ 33,330(5)
  Executive Vice-President,
  Chief Operating Officer and
  Director
Timothy T. Stephens(3).......  1997   $ 67,644       --        --            --          50,000(4)      --       $525,000(3)
  Former President             1996    135,000   93,840        --            --         172,000(6)      --         13,170(5)
                               1995...  106,875      --        --            --         250,000         --             --
John P. Dorrier(7)...........  1997   $107,981       --        --            --          40,000         --       $392,019
  Former Executive             1996    120,000   83,520        --            --         151,000         --         11,707
  Vice-President               1995     80,000                                          125,000

---------------

(1) The dollar value of perquisites and other personal benefits for each of the Named Executive Officers was less than established reporting thresholds.

(2) Mr. Hefner was granted options exercisable for 50,000 common shares at $18.75 per share for his participation as a member of the Board of Directors.

(3) On May 20, 1997, Messrs. Whitehead and Stephens resigned as executive officers and directors of the Company. As part of a settlement agreement with Mr. Stephens, the Company agreed to pay Mr. Stephens $525,000. The Company also entered into a consulting agreement with Mr. Whitehead for a three-year term for $200,000 per annum. Mr. Malcolm Butler was named Chief Executive Officer of the Company in May 1997 and received options exercisable for 200,000 common shares at $10.90 per share, but resigned on May 20, 1997 when Mr. Hefner was named Chief Executive Officer. Mr. Butler received a lump sum payment of $250,000, representing one year's salary, as part of the settlement agreement with him.

(4) In May 1997, Messrs. Whitehead and Stephens were each granted options exercisable for 50,000 common shares at $10.90 per share. As part of the arrangements surrounding the resignation of such persons, the exercise period of the options for Messrs. Whitehead and Stephens was extended from 90 days to 18 months, subject to shareholder approval at the Company's 1998 annual meeting.

(5) Consists solely of amounts contributed by the Company to the Named Executive Officer's account in the Company's 401(k) Plan.

(6) Represents salary received from commencement of employment through December 31, 1997 from the Company, which amount does not reflect an annual rate of compensation.

(7) Mr. Dorrier terminated his employment by the Company in September 1997 and received payment for the remainder of compensation due under his contract of employment. See "Employment Agreements" below.

OPTION/SAR GRANTS DURING 1997

     The following table sets forth information regarding individual grants of options by the Company during the fiscal year ended December 31, 1997 to each of the Named Executive Officers, and their potential realizable values.

                                             INDIVIDUAL GRANTS
                            ---------------------------------------------------
                             NUMBER OF                                             POTENTIAL REALIZABLE VALUE
                               SHARES       % OF TOTAL                             AT ASSUMED ANNUAL RATES OF
                             UNDERLYING    OPTIONS/SARS   EXERCISE                SHARE PRICE APPRECIATION FOR
                            OPTIONS/SARS    GRANTED TO    OR BASE                        OPTION TERM(1)
                              GRANTED      EMPLOYEES IN    PRICE     EXPIRATION   ----------------------------
                                (#)        FISCAL YEAR     ($/SH)       DATE         5%($)           10%($)
Robert A. Hefner III......    300,000          9.4%        10.70     07/17/2007    2,018,752       5,115,913
                              150,000(2)       4.7%        18.55     11/25/2007    1,749,899       4,434,538
Malcolm Butler............    200,000          6.3%        10.90     05/01/2002      602,294       1,330,912
Albert E. Whitehead.......     50,000          1.6%        10.90     05/01/2002      150,573         332,728
Larry A. Ray..............    200,000          6.3%        10.70     06/12/2007    1,345,835       3,410,609
                              200,000(3)       6.3%        13.23     09/09/2007    1,664,835       4,217,843
                              150,000(2)       4.7%        18.55     11/25/2007    1,749,899       4,434,588
Timothy T. Stephens.......     50,000          1.6%        10.90     05/01/2002      150,573         332,728
John P. Dorrier...........     40,000          1.3%        10.90     05/01/2002      120,459         266,112

---------------

(1) The assumed rates of annual appreciation are calculated from the date of grant through the assumed expiration date. Actual gains, if any, on option exercises and common share holdings are dependent on the future performance of the common shares and overall stock market conditions. There can be no assurance that the value reflected in the table will be achieved.

(2) Subject to shareholder approval at the Company's 1998 annual meeting.

(3) 105,000 of the options granted to Mr. Ray on September 9, 1997 are subject to shareholder approval at the Company's 1998 annual meeting.

AGGREGATED OPTION EXERCISES DURING 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information related to options exercised by the Named Executive Officers during 1997 and the number and value of unexercised options held by the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights.

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                            SHARES                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                           ACQUIRED                OPTIONS, WARRANTS/SARS AT      OPTIONS, WARRANTS/SARS
                              ON        VALUE        FISCAL YEAR-END(#)(1)       AT FISCAL YEAR-END($)(2)
                           EXERCISE   REALIZED    ---------------------------   ---------------------------
          NAME               (#)       ($)(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Robert A. Hefner III.....        0            0     150,000        350,000         685,000      1,370,000
Malcolm Butler...........        0            0     200,000              0       1,330,000              0
Albert E. Whitehead......        0            0     235,000              0       1,375,000              0
Larry A. Ray.............        0            0      66,666        483,334         456,662      1,777,338
Timothy T. Stephens......   21,667      282,420     222,000              0       1,270,750              0
John P. Dorrier..........  131,000    1,883,089     135,000              0         576,600              0

---------------

(1) Represents the difference between the exercise price of the option and the closing price on the date of exercise.

(2) Based on a closing price on December 31, 1997 of $17.55 per share.

EMPLOYMENT AGREEMENT

     The Company and Mr. Dorrier entered into a three year employment contract which provided that he would receive an annual base salary of $150,000 and, in the sole discretion of the Compensation Committee of the Board, could have received annual merit increases, annual bonuses and stock option awards. The contract could have been terminated for "cause" which includes death or serious incapacity and the executive officer could have resigned upon three months' prior written notice. The Company and Mr. Dorrier also entered into an agreement which provide for payments to the executive in the event there is a Change of Control of the Company and the executive's employment is terminated (i) by the Company within twelve months thereafter,
(ii) by the executive within six months thereafter, or (iii) by the executive between six and twelve months after a Change of Control if a triggering event has occurred. In any such event, the executive shall be entitled to a payment equal to the aggregate salary payable for the remaining term of his employment agreement and the Company shall pay the executive's health insurance premium for a period of one year unless the executive has secured comparable health insurance prior thereto. If bonuses were paid by the Company for the year in which the executive's employment terminated, the executive shall be entitled to a bonus equal to the most recent annual bonus paid to him for each year or part of the year remaining on his employment agreement, provided that such bonus payment shall only be paid with respect to a year that the Company otherwise pays bonuses to some or all of its employees. In addition, all stock options held by the executive shall be extended until the earlier to occur of the expiration date of the option or eighteen months after the date of the termination of his employment by the Company or the date of his notice of intent to terminate his employment if he elected to resign. The agreement also provides that in the event the exercise price of any option granted simultaneously with the option issued to the executive is reduced, the exercise price of the executive's option shall also be reduced. As a result of the resignation by the directors of the Company in May 1997, a change of control occurred with respect to Mr. Dorrier's contract, and Mr. Dorrier resigned as an officer in September 1997.

     The Company has entered into a five year employment agreement with Mr. Larry A. Ray that provides for an annual base salary of $262,500 and in the sole discretion of the Compensation Committee of the Board, Mr. Ray may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Ray was granted options to purchase 200,000 Common Shares at an exercise price of $10.70 per share. One-third of the options vested immediately and the remainder vests one-half each on the first and second anniversaries of the date of grant. On September 9, 1997, the Company granted Mr. Ray options to purchase an additional 200,000 Common Shares 95,000 under the Amended 1996 Stock Option Plan and 105,000 under the 1997 Stock Option Plan at a price of $13.23 per share. Options granted under the 1997 Stock Option Plan are subject to shareholder approval at the next annual or special meeting. Such options vest one-third each on the third, fourth, and fifth anniversaries of the date of grant. The employment agreement may be terminated for "cause" or as a result of death or serious incapacity. Under the terms of the employment agreement, Mr. Ray will receive payments equal to the amounts remaining to be paid under the agreement in the event of a "change in control" and his employment terminates for any reason, including resignation by Mr. Ray. For purposes of this Agreement, the term "Change in Control" shall mean (1) any merger, consolidation, or reorganization in which the Company is not the surviving entity (or survives only as a subsidiary of an entity), (2) any sale, lease, exchange, or other transfer of (or agreement to sell, lease, exchange, or otherwise transfer) all or substantially all of the assets of the Company to any other person or entity (in one transaction or a series of related transactions),
(3) dissolution or liquidation of the Company, (4) when any person or entity, including a "group" as contemplated by Section 13(d) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including without limitation, power to vote) of more than 50% of the outstanding shares of the Company's voting stock (based upon voting power), or (5) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board of Directors; provided, however, that the term "Change in Control" shall not include any reorganization, merger, consolidation, sale, lease, exchange, or similar transaction involving solely the Company and one or more previously wholly-owned subsidiaries of the Company.

     The Company has entered into a five year employment agreement with Mr. Herbert C. Williamson, III effective September 9, 1997 that provides for an annual base salary of $100,000, and in the sole discretion of the Compensation Committee of the Board, Mr. Williamson may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Williamson was granted options to purchase 500,000 Common Shares at an exercise price of $13.23 per share. Options to purchase 150,000

Common Shares vest immediately, options to purchase 150,000 Common Shares vest on September 9, 1998, and options to purchase 50,000 Common Shares each vest on September 9, 1999, 2000, 2001 and 2002, respectively. Of the options granted to Mr. Williamson, 150,000 are under the 1996 Stock Option Plan and 350,000 are subject to approval of the 1997 Stock Option Plan by the stockholders at the next annual or special meeting. The remaining terms and conditions of Mr. Williamson's employment agreement are substantially similar to Mr. Ray's employment agreement.

EMPLOYEE BENEFIT PLANS

  Amended 1996 Stock Option Plan

     The Company's Amended 1996 Stock Option Plan provides a means whereby selected employees, senior officers and directors of the Company, or of any affiliate thereof, may be granted incentive stock options to purchase common shares of the Company in order to attract and retain the services or advice of such employees, senior officers and directors, and to provide added incentive to such persons by encouraging share ownership in the Company. The Amended 1996 Stock Option Plan may provide options to purchase up to 3,000,000 of the Company's common shares that are presently authorized but unissued or subsequently acquired by the Company. The Amended 1996 Stock Option Plan will terminate no later than June 10, 2006.

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

  1997 Stock Option Plan

     The 1997 Stock Option Plan will give certain directors, officers, and employees of the Company, and its subsidiaries and affiliates an opportunity to develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may grant to certain directors, officers, and employees options to purchase up to an aggregate of 3,000,000 shares of the common stock of the Company ("Stock") pursuant to the 1997 Stock Option Plan. Such common shares may consist of authorized but unissued common shares or previously issued common shares reacquired by the Company. The 1997 Stock Option Plan is an amendment and restatement of the plan as previously adopted by the Board on September 9, 1997, and supersedes and replaces in its entirety such previously adopted plan. Effectiveness of the 1997 Stock Option Plan is subject to approval by the Company's shareholders at the annual meeting scheduled in June 1998. If the 1997 Stock Option Plan is not so approved by the shareholders, then all options granted thereunder will be void and of no further force and effect, and no additional options will be granted under the plan. All options granted under the 1997 Stock Option Plan are subject to, and contingent upon, such shareholder approval. Except with respect to options then outstanding, the 1997 Stock Option Plan, as amended and restated, will terminate upon and no further options will be granted thereunder after September 8, 2007.

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

     Options granted under the 1997 Stock Option Plan may be either incentive stock options, within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), ("Incentive Stock Options") or options which do not constitute Incentive Stock Options ("Non-Qualified Stock Options"). Incentive Stock Options may be granted only to individuals who are employees (including officers and directors who are also employees) of the Company or any parent or subsidiary corporation (as defined in section 424 of the Code) of the Company at the time the option is granted. Non-Qualified Stock Options may be granted to individuals who are directors (but not also employees), officers and employees of the Company, any parent or subsidiary corporation of the Company, or any other affiliate of the Company. Options may be granted to the same individual on more than one occasion. No Incentive Stock Option will be granted to an individual if, at the time the option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of securities of the Company or of its parent or subsidiary corporation, within the meaning of section 422(b)(6) of the Code, unless at the time such option is granted the option price is at least 110% of the fair market value of Stock subject to the option and such option by its terms is not exercisable after the expiration of five years from the date of grant.

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

     The purchase price of common shares issued under each option will be determined by the Compensation Committee, but such purchase price must not be less than the fair market value of common shares subject to the option on the date the option is granted. Each option must be evidenced by a written agreement between the Company and the optionee which shall contain such terms and conditions as may be approved by the Compensation Committee, provided that each such option must expire not later than 10 years after its date of grant. The terms and conditions of the respective option agreements need not be identical. An option agreement may provide for the surrender of the right to purchase common shares under the option in return for a payment in cash or common shares equal in value to the excess of the fair market value of the common shares with respect to which the right to purchase is surrendered over the option price therefor ("Stock Appreciation Rights"), on such terms and conditions as the Compensation Committee in its sole discretion may prescribe. The Compensation Committee will retain final authority (i) to determine whether an optionee will be permitted, or (ii) to approve an election by an optionee, to receive cash in full or partial settlement of such Stock Appreciation Rights. Moreover, an option agreement may provide for the payment of the option price, in whole or in part, by the delivery of a number of shares of Stock (plus cash if necessary) having a fair market value equal to such option price.

     Common shares with respect to which options may be granted are shares of common shares as presently constituted, but if, and whenever, prior to the expiration of an option theretofore granted, the Company effects a subdivision or consolidation of common shares or the payment of a stock dividend on the common shares without receipt of consideration by the Company, the number of common shares with respect to which such option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares will be proportionately increased, and the purchase price per share will be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares will be proportionately reduced, and the purchase price per share will be proportionately increased.

     If the Company recapitalizes, reclassifies its capital stock, or otherwise changes its capital structure (a "recapitalization"), the number and class of shares of Stock covered by an option theretofore granted will be adjusted so that such option will thereafter cover the number and class of shares and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to the recapitalization, the optionee had been the holder of record of the number of common shares then covered by such option. If the Company declares an extraordinary dividend, which arises from any sale or exchange of assets, payable in cash or any other property, then the purchase price per common share under any option theretofore granted shall be reduced by the amount of such extraordinary dividend payable on a common share if paid in cash or the fair market value (as determined by the Compensation Committee) of any property distributable on a common share if paid in kind.

     If in the event of any "Corporate Change", as defined in the 1997 Stock Option Plan, the Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, will act to effect one or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by the Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder will terminate, (2) require the mandatory surrender to the Company by selected optionees of some or all of the outstanding options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the plan) as of a date, before or after such Corporate Change, specified by the Compensation Committee, in which event the Compensation Committee will thereupon cancel such options and the Company will pay to each optionee an amount of cash per common share according to a formula specified in the 1997 Stock Option Plan, (3) make any adjustments to options then outstanding as the Compensation Committee, in its sole discretion, deems appropriate to reflect such Corporate Change, or (4) provide that the number and class of shares of covered overed by an option theretofore granted will be adjusted so that such option will thereafter cover the number and class of common shares or securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of any Corporate Change if, immediately prior to such Corporate Change, the optionee had been the holder of record of the number of shares of Stock then covered by such option.

     The Board in its discretion may terminate the 1997 Stock Option Plan at any time with respect to common shares for which options have not theretofore been granted. The Board has the right to alter or amend the plan, or any part thereof from time to time. No change in any outstanding option will be made which would impair the rights of the optionee without the consent of such optionee. The Board may not make any alteration or amendment which would increase the aggregate number of common shares which may be issued pursuant to the provisions of the 1997 Stock Option Plan or change the class of individuals eligible to receive options under the plan without the approval of the shareholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 28, 1998, with respect to the beneficial ownership of the Common Shares, by (i) each person known by the Company to own beneficially more than 5% of the issued and outstanding Common Shares, (ii) each director of the Company and each of the Named Officers, and (iii) all executive officers and directors of the Company as a group.

                                                              NUMBER OF
                                                                COMMON            PERCENT
                      BENEFICIAL OWNER                        SHARES(1)           OF CLASS
Robert A. Hefner III........................................   6,565,300(2)          19%
  c/o Seven Seas Petroleum Inc. Suite 960, Three Post Oak
  Central 1990 Post Oak Boulevard Houston, Texas 77056
Breene M. Kerr..............................................   3,048,417(3)           9%
  c/o Brookside Company 115 Bay Street Easton, Maryland
  21601
George Soros and Stanley F. Drukenmiller....................   3,058,000(4)           9%
  888 Seventh Avenue, 33rd Floor New York, New York 10106
Robert W. Moore.............................................   2,184,900              6%
  MTV Investment Limited Partnership 3600 West Main Street,
  Suite 150 Norman, Oklahoma 73072
Brian F. Egolf..............................................     126,386(5)           *
Sir Mark Thomson, Bt........................................     452,566(6)           1%
Robert B. Panero............................................      17,445(7)           *
Gary F. Fuller..............................................      27,000(8)           *
James Scarlett..............................................      25,000(8)           *
Herbert C. Williamson, III..................................     150,256(9)           *
Timothy T. Stephens.........................................     353,500(10)(11)      1%
Albert E. Whitehead.........................................   1,246,758(12)(11)      4%
Malcolm Butler..............................................     200,000              *
Larry A. Ray................................................     193,887(13)          *
John P. Dorrier.............................................     277,486(14)(11)      *
All Executive officers and directors as a group (13
  persons)..................................................  12,684,001(15)         36%

---------------

  *  Less than 1%

 (1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the common shares owned. The number of shares indicated includes, in each case, the number of common shares issuable upon exercise of options to purchase common shares ("Options") subject to the Amended 1996 Stock Option Plan, to the extent that such Options are currently exercisable. For purposes of this table, Options are deemed to be "currently exercisable" if they may be exercised within 60 days following February 28, 1998.

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

 (4) Of the common shares identified, Mr. Soros, Mr. Drukenmiller, and Soros Fund Management LLC. may be deemed the beneficial owner of 1,258,700 common shares. Mr. Drukenmiller and Duquesne Capital Management, LLC may also be deemed the beneficial owner of the remaining 1,799,300 common shares.

 (5) Includes 12,650 common shares owned by a member of Mr. Egolf's family, 2,000 common shares owned by a trust for the benefit of members of Mr. Egolf's family, 50,000 common shares currently issuable upon exercise of Options and 39,147 shares held in escrow pursuant to the Escrow Agreement.

 (6) Includes 25,000 common shares currently issuable upon exercise of an Option and 199,531 common shares held in escrow pursuant to the Escrow Agreement.

 (7) Includes 16,666 common shares currently exercisable upon exercise of an Option, 234 common shares held by Mr. Panero's wife, and 363 common shares held in escrow pursuant to the Escrow Agreement.

 (8) Includes 25,000 common shares currently issuable upon exercise of an Option.

 (9) Includes 150,000 common shares currently issuable upon the exercise of Options.

(10) Includes 222,000 common shares currently issuable upon exercise of Options. Mr. Stephens resigned as an officer and director of the Company in May 1997.

(11) Number of shares held by the former executives is based on information available to the Company as of October 27, 1997.

(12) Includes 235,000 common shares currently issuable upon exercise of Options and 166,667 common shares held in escrow pursuant to the Founder's Escrow Agreement. Mr. Whitehead resigned as an officer and director of the Company in May 1997.

(13) Includes 66,667 common shares currently issuable upon exercise of an Option and an additional 124,500 common shares owned by Mr. Ray's wife.

(14) Includes 135,000 common shares currently issuable upon exercise of Options.

(15) Includes 1,100,333 common shares currently issuable upon exercise of Options and an aggregate of 5,794,486 common shares and 166,667 common shares held in escrow pursuant to the GHK Escrow Agreement and the Founder's Escrow Agreement, respectively.

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

     (3) Exhibits:

    NO.                                 EXHIBIT DOCUMENT
    ---                                 ----------------
      (1)            -- Not Applicable
      (2)            -- Not Applicable
      (3)            -- Articles of Incorporation and By-laws
               *(A)  -- The Amalgamation Agreement effective June 29, 1995 by and between Seven Seas Petroleum Inc., a British Columbia
                        corporation; and Rusty Lake Resources Ltd.
               *(B)  -- Certificate of Continuance and Articles of Continuance
                        into the Yukon Territory
               *(C)  -- By-Laws
      (4)            -- Instruments defining the rights of security holders,
                        including indentures
               *(A)  -- Excerpts from the Articles of Continuance
               *(B)  -- Excerpts from the By-laws
               *(C)  -- Specimen stock certificate
               *(D)  -- Form of Class B Warrant
               *(E)  -- Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust
                        Company
      (9)            -- Not Applicable
     (10)            -- Material Contracts
               *(A)  -- Agreement dated August 14, 1995 by and between the
                        Company and GHK Company Colombia, as amended by letter
                        agreement dated November 30, 1995
               *(A)  -- Agreement dated August 14, 1995 by and between the
                        Company and GHK Company Colombia, as amended by letter
                        agreement dated November 30, 1995
               *(B)  -- The Association Contract by and between Ecopetrol, GHK
                        Company Colombia and Petrolinson, S.A. relating to the
                        Dindal block, as amended
               *(C)  -- The Association Contract by and between Ecopetrol and GHK
                        Company Colombia relating to the Rio Seco block
               *(D)  -- Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of
                        interests in the Dindal block
               *(E)  -- The GHK Company Colombia Share Purchase Agreement dated as of July 26, 1996 by and between Robert A. Hefner III,
                        Seven Seas Petroleum Colombia Inc. and the Company
               *(F)  -- The Cimarrona Purchase Agreement dated as of July 26,
                        1996 by and between the members of Cimarrona Limited
                        Liability Company, the Company, Seven Seas Petroleum
                        Colombia Inc., and Robert A. Hefner III

    NO.                                 EXHIBIT DOCUMENT
    ---                                 ----------------
               *(G)  -- The Esmeralda Purchase Agreement dated as of July 26,
                        1996 by and between the members of Esmeralda Limited
                        Liability Company, Robert A. Hefner III, the Company,
                        Seven Seas Petroleum Holdings, Inc. and Seven Seas
                        Petroleum Colombia Inc.
               *(H)  -- The Registration Rights Agreement dated as of July 26,
                        1996 by and between the Company and certain individuals
               *(I)  -- Shareholders' Voting Support Agreement dated as of July
                        26, 1996 by and between Seven Seas Petroleum Inc. and
                        Messrs. Hefner, Kerr, Whitehead, Plewes and Stephens
               *(J)  -- Management Services Agreement by and among GHK Company
                        Colombia, the Company and The GHK Company LLC
               *(K)  -- The Escrow Agreement for a Natural Resources Company by
                        and among Montreal Trust Company as trustee, the Company
                        and certain individuals and entities
               *(L)  -- The Escrow Agreement for a Natural Resources Company by
                        and among Montreal Trust Company, as trustee, the Company
                        and Albert E. Whitehead
               *(M)  -- Amended 1996 Stock Option Plan
               *(N)  -- Form of Incentive Stock Option Agreement
               *(O)  -- Form of Directors' Stock Option Agreement
               *(P)  -- Form of Employment Agreement between the Company and each of Messrs. Stephens, Dorrier and DeCort
               *(Q)  -- Form of Agreement between the Company and each of Messrs.
                        Stephens, Dorrier and DeCort relating to a change of
                        control
               *(R)  -- Form of Employment Agreement between the Company and
                        Larry A. Ray
               *(S)  -- Settlement Agreement between the Company and Mr.
                        Whitehead dated May 20, 1997
               *(T)  -- Petrolinson S.A. Share Purchase Agreement dated February
                        14, 1997, between Hazel Ventures LTD., Seven Seas
                        Petroleum Colombia Inc. and Seven Seas Petroleum Inc.
               *(U)  -- Pledge Agreement dated March 5, 1997 among Hazel Ventures
                        LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum
                        Colombia Inc., and Integro Trust (BVI Limited)
               *(V)  -- Shareholder Voting Support Agreement made as of March 5,
                        1997 between Seven Seas Petroleum Inc. and Hazel Ventures
                        LTD.
               *(W)  -- Purchase Warrant Indenture made as of August 7, 1997 between Seven Seas Petroleum Inc. and Montreal Trust
                        Company of Canada
               *(X)  -- Indenture made as of August 7, 1997 between Seven Seas
                        Petroleum Inc. and Montreal Trust Company of Canada
               *(Y)  -- Limited Recourse Guarantee, Security and Pledge Agreement
                        made as of August 7, 1997 between Seven Seas Petroleum
                        Holdings Inc. and Montreal Trust Company of Canada
               *(Z)  -- Limited Recourse Guarantee, Security and Pledge Agreement
                        made as of August 7, 1997 between Seven Seas Petroleum
                        Colombia Inc. and Montreal Trust Company of Canada
               *(AA) -- Private Placement Subscription Agreement made as of
                        August 7, 1997 between Seven Seas Petroleum Inc. and
                        Jasopt Pty Limited
               *(BB) -- 1997 Stock Option Plan

    NO.                                 EXHIBIT DOCUMENT
    ---                                 ----------------
     (11.1)          -- Not Applicable
     (12)            -- Not Applicable
     (13)            -- Not Applicable
     (16)            -- Not Applicable
     (18)            -- Not Applicable
     (21)            -- Not Applicable
    *(22)            -- Subsidiaries of the Registrant
     (23)            -- Consent of experts and counsel
               *(A)  -- Consent of Jerry L. Williams, Independent Public
                        Accountants
               *(B)  -- Consent of Arthur Andersen LLP
              **(C)  -- Consent of Arthur Andersen LLP
              **(D)  -- Consent of Rider Scott Company Petroleum Engineers
     (24)            -- Not Applicable
    *(27)            -- Financial Data Schedule
     (28)            -- Not Applicable
     (29)            -- Consent of Ryder Scott Company Petroleum Engineers
     (30)            -- English Translation of the Rosablanca Association
                        Contract between Empresa Colombiana De Petroleos and
                        Seven Seas Petroleum Colombia
     (31)            -- English Translation of the Montecristo Association
                        Contract between Empresa Colombiana De Petroleos and
                        Seven Seas Petroleum Colombia
     (99)            -- Not Applicable

---------------

 * Incorporated herein by reference to Exhibit on like registration on Form 10 (File No. 022483)

**  Filed herewith

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 3rd day of April, 1998 by the following persons in their capacity as officers of the Registrant.

                                            SEVEN SEAS PETROLEUM INC.

        By: /s/ ROBERT A. HEFNER III                    By: /s/ HERBERT C. WILLIAMSON, III
--------------------------------------------       --------------------------------------------
            Robert A. Hefner III                            Herbert C. Williamson, III
          Chief Executive Officer                            Chief Financial Officer

                     By:    /s/ RAY A. HOUSLEY, JR.
                        -----------------------------------
                                Ray A. Housley, Jr.
                             Treasurer and Controller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 3rd day of April, 1998 by the following persons in their capacity as directors of the Registrant.



              /s/ ROBERT A. HEFNER III
  ------------------------------------------------
                Robert A. Hefner III

                 /s/ BREENE M. KERR
  ------------------------------------------------
                   Breene M. Kerr

              /s/ SIR MARK THOMSON BT.
  ------------------------------------------------
                Sir Mark Thomson Bt.

                   /s/ BRIAN EGOLF
  ------------------------------------------------
                     Brian Egolf

                /s/ ROBERT B. PANERO
  ------------------------------------------------
                  Robert B. Panero

           /s/ HERBERT C. WILLIAMSON, III
  ------------------------------------------------
             Herbert C. Williamson, III

                /s/ JAMES D. SCARLETT
  ------------------------------------------------
                  James D. Scarlett

                  /s/ LARRY A. RAY
  ------------------------------------------------
                    Larry A. Ray

                 /s/ GARY F. FULLER
  ------------------------------------------------
                   Gary F. Fuller