Form 10-Q
period 1998-09-30
SEVEN SEAS PETROLEUM INC
filed 1998-11-16
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                           Commission File No. 0-22483
                                               -------

                            -----------------------

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

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF OCTOBER 31, 1998 THERE WERE 37,588,420 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
         (DEVELOPMENT STAGE ENTERPRISE)
         Item 1.  Consolidated Balance Sheets as of September 30, 1998
                  (Unaudited) and December 31, 1997...........................................2

                  Statements of Consolidated Operations and Accumulated Deficit
                  for the nine months and three months ended September 30, 1998 and 1997 and the Cumulative Total from Inception (February 3,
                  1995) to September 30, 1998 (Unaudited).....................................3

                  Statements of Consolidated Cash Flows for the nine months
                  ended September 30, 1998 and 1997 and the Cumulative Total from Inception (February 3, 1995) to September 30, 1998 (Unaudited).........4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ......................................................8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................14

PART II. OTHER INFORMATION...................................................................14

         Item 6   Exhibits and Reports on Form 8-K...........................................14

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                       1998              1997
                                                                                     ----------      ----------
ASSETS                                                                              (Unaudited)
CURRENT
     Cash and cash equivalents                                                       $   41,709      $   18,067
     Short-term investments                                                              31,201              44
     Accounts receivable                                                                  2,457           3,865
     Interest receivable                                                                    495              --
     Prepaids and other                                                                      65             118
                                                                                     ----------      ----------
                                                                                         75,927          22,094

Note receivable from related party                                                          200             200
Long-term held-to-maturity investments                                                   24,868              --
Land                                                                                      1,591              --
Evaluated oil and gas interests, full-cost method                                        51,777          46,117
Unevaluated oil and gas interests, full-cost method                                     247,510         221,713
Fixed assets, net of accumulated depreciation of $153 at September 30, 1998
     and $43 at December 31, 1997                                                         1,344             304
Other assets, net of accumulated amortization of $309 at September 30, 1998
     and $194 at December 31, 1997                                                        4,045           1,486
                                                                                     ----------      ----------
TOTAL ASSETS                                                                         $  407,262      $  291,914
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable                                                                $    3,843      $    6,885
     Interest payable                                                                     5,462              --
     Accrued compensation                                                                   508           1,228
     Other accrued liabilities                                                              431              92
                                                                                     ----------      ----------
                                                                                         10,244           8,205

Long-term debt                                                                          110,000          25,000
Deferred income taxes                                                                    70,459          70,459
Minority interest                                                                         8,592           4,087

STOCKHOLDERS' EQUITY
Share capital -
     Authorized unlimited common shares without par value and
     37,588,420 and 35,071,606  issued and outstanding common shares
     at September 30, 1998 and December 31, 1997, respectively                          220,586         196,406

     Authorized unlimited Class A preferred shares without par value                         --              --

     Warrants - 1,068,044 and 0 outstanding at September 30, 1998                         3,093              --
     and December 31, 1997, respectively

Deficit accumulated during development stage                                            (15,712)        (12,243)

Treasury stock, 29 shares held at September 30, 1998 and December 31, 1997                   --              --
                                                                                     ----------      ----------

Total Stockholders' Equity                                                              207,967         184,163
                                                                                     ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  407,262      $  291,914
                                                                                     ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited; In thousands, except share data)

                                                                                                                       CUMULATIVE
                                                                                                                       TOTAL FROM
                                                                                                                        INCEPTION
                                                      NINE MONTHS ENDED                   THREE MONTHS ENDED          (FEBRUARY 3,
                                                        SEPTEMBER 30,                        SEPTEMBER 30,               1995) TO
                                               ------------------------------      ------------------------------     SEPTEMBER 30,
                                                   1998              1997              1998              1997              1998
                                               ------------      ------------      ------------      ------------      ------------
REVENUE
    Crude oil sales                            $         91      $        489      $         --      $         52      $      1,104
    Interest income                                   2,574               490             1,431               256             3,855
                                               ------------      ------------      ------------      ------------      ------------
                                                      2,665               979             1,431               308             4,959

EXPENSES
    General and administrative                        5,761             4,604             3,442             1,323            18,001
    Oil and gas operating expenses                      804               231                46                --             1,964
    Depreciation and amortization                       446                71               219                33               743
    Dry hole and abandonment costs                       --                17                --                --             1,145
    Geological and geophysical                           --                27                --                --                47
    Other (income) expense                              (32)              (32)               (2)              (32)              (57)
    Gain on sale of exploration properties             (577)               --              (577)               --              (546)
                                               ------------      ------------      ------------      ------------      ------------
                                                      6,402             4,918             3,128             1,324            21,297

NET LOSS BEFORE INCOME TAXES                         (3,737)           (3,939)           (1,697)           (1,016)          (16,338)

INCOME TAX EXPENSE                                      102                24                72                16               102

NET LOSS BEFORE MINORITY INTEREST                    (3,839)           (3,963)           (1,769)           (1,032)          (16,440)

MINORITY INTEREST                                       370               132               167                59               728
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $     (3,469)     $     (3,831)     $     (1,602)     $       (973)     $    (15,712)
                                               ============      ============      ============      ============      ============

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE, BEGINNING OF PERIOD                          (12,243)           (4,315)          (14,110)           (7,173)               --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE, END OF PERIOD                           $    (15,712)     $     (8,146)     $    (15,712)     $     (8,146)     $    (15,712)
                                               ============      ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $      (0.10)     $      (0.12)     $      (0.04)     $      (0.03)     $      (0.71)
                                               ============      ============      ============      ============      ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                      35,706,779        31,662,631        36,724,401        31,662,631        22,028,421
                                               ============      ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                    CUMULATIVE
                                                                                                    TOTAL FROM
                                                                                                     INCEPTION
                                                                          NINE MONTHS ENDED         (FEBRUARY 3,
                                                                            SEPTEMBER 30,            1995) TO
                                                                    --------------------------     SEPTEMBER 30,
                                                                        1998            1997           1998
                                                                    ----------      ----------      ----------
OPERATING ACTIVITIES
     Net loss                                                       $   (3,469)     $   (3,831)     $  (15,712)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                   --              --           2,140
     Minority interest                                                    (370)           (132)           (728)
     Common stock contribution to 401(k) retirement plan                    --              --              79
     Dry hole and abandonment costs                                         --              17           1,140
     Gain on sale of marketable securities                                  (6)             --              (6)
     Gain on sale of exploration properties                               (577)             --            (546)
     Depreciation and amortization                                         449              71             746
     Changes in working capital excluding changes to cash and
     cash equivalents:
        Accounts receivable                                                867           1,174          (1,575)
        Interest receivable                                               (495)             --            (495)
        Prepaids and other, net                                             53             (11)            (65)
        Accounts payable                                                (5,299)            730          (3,807)
        Interest payable                                                    --             222              --
       Other accrued liabilities                                           339             508             431
                                                                    ----------      ----------      ----------
Cash Flow Used in Operating Activities                                  (8,508)         (1,252)        (18,398)
                                                                    ----------      ----------      ----------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                             (24,324)         (8,607)        (46,690)
     Purchase of land                                                   (1,591)             --          (1,591)
     Purchase of investments                                           (56,069)             --         (56,069)
     Proceeds from acquisition                                              --              --             630
     Proceeds from sale of property                                      1,163              --           1,247
     Proceeds from sale of marketable securities                            50              --              50
     Note receivable from related party                                     --              --            (200)
     Other asset additions                                              (1,150)           (159)         (1,664)
                                                                    ----------      ----------      ----------
Cash Flow Used in Investing Activities                                 (81,921)         (8,766)       (104,287)
                                                                    ----------      ----------      ----------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                 284              --          12,393
     Proceeds from share capital issued                                  2,619           3,944          14,113
     Proceeds from additional paid-in capital contributed                   --              --               1
     Proceeds from issuance of  long-term debt                         110,000          25,000         135,000
     Costs of issuing long-term debt                                    (4,248)         (1,566)         (5,821)
     Contributions by minority interest                                  5,416           1,931           8,708
                                                                    ----------      ----------      ----------
Cash Flow Provided by Financing Activities                             114,071          29,309         164,394
                                                                    ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    23,642          19,291          41,709
Cash and cash equivalents, beginning of period                          18,067          10,620              --
                                                                    ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   41,709      $   29,911      $   41,709
                                                                    ==========      ==========      ==========

Supplemental disclosures of cash flow information:

The Company incurred interest costs of $7.0 million for the nine month period ended September 30, 1998 and $0.6 for the year ended December 31, 1997. Such amounts were capitalized during the respective periods. Interest paid for the nine month period ended September 30, 1998 and for the period ended
September 31, 1997 was $.9 million and zero, respectively.

The Company paid $30,000 for estimated income taxes during the nine month period ended September 30, 1998.


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

     The Company (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas is a development stage enterprise engaging in the acquisition, exploration, and development of interests in oil and gas projects worldwide. The Company's primary business operations to date have been the exploration and development of its interests in Colombia, South America.

     The Company has yet to generate any significant revenue from oil and gas sales and has no assurance of future revenues. The Company's principal asset is its 57.7 percent working interest in the Dindal Association Contract and Rio Seco Association Contract (collectively, the "Association Contracts" or the "Emerald Mountain Project"). The Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the national oil company of Colombia, in March 1993 and August 1995, respectively, and entitle the Company to engage in exploration, development, and production activities in Colombia. To date, five of the ten exploratory wells drilled have been completed on Emerald Mountain and have encountered on average 303 feet of Cimarrona formation at vertical depths between 6,000 and 7,500 feet. For the five wells where production testing has been completed, actual per well production rates realized ranged from 3,415 to 13,123 barrels per day with an average in excess of 7,079 barrels per day. The wells which have not been completed found the intended formation and two are scheduled for production testing in late 1998. The Company plans to complete the other three wells in 1999. The Company plans to rapidly and efficiently continue its field development and delineation drilling program and to build the production facilities and pipeline infrastructure to allow its production to reach existing transportation lines for access to export markets.

     Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company has expended, and plans to expend, significant amounts of capital on the acquisition and exploration of its properties, and most of such properties have not been fully evaluated for hydrocarbon potential. The exploration and development of current properties and any properties acquired in the future are expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financings, which might involve encumbering properties or entering into arrangements where certain costs of exploration will be paid by others to earn an interest in the property. Seven Seas' success currently depends to a high degree on its activities in Colombia. However, there are risks that result because the Company has acquired interests in properties outside of North America, in some cases in countries that may be considered politically and economically unstable.

2.   INVESTMENTS

     At September 30, 1998, all the Company's investments were classified as held-to-maturity. These securities include both securities due within one year and securities due beyond one year. The securities with a maturity date within one year are classified as short-term investments as part of Current Assets and are stated at amortized cost. The securities with maturity dates beyond one year are included in Non-Current Assets classified as long-term held-to-maturity investments and are stated at amortized cost. The calculation of gross unrealized gain (loss) for the quarter and nine months ended September 30, 1998 was as follows:

                                                                                       Gross Unrealized
                                                         Fair Value     Amortized Cost    Gain (Loss)
                                                         ----------     --------------    -----------
SHORT-TERM INVESTMENTS
U.S. Treasury Note, face value of
$6,769,000, interest at 5.875%, due October
31, 1998                                                $ 6,775,363     $ 6,771,260     $     4,103
U.S. Treasury Note, face value of
$6,663,000, interest at 6.375%, due April
30, 1999                                                  6,729,630       6,695,192          34,438
Xerox Credit Commercial Paper, face value of
$4,850,000, interest at 5.24%, due January
20, 1999                                                  5,403,750       5,410,909          (7,159)
Prudential Fund Commercial Paper, face value
of $5,803,000, interest at 5.29%, due
January 21, 1999                                          5,695,557       5,707,401         (11,844)
American Express Credit Commercial Paper,
face value of $1,000,000, interest at
7.375%, due February 1, 1999                              1,007,003       1,005,750           1,253
Cargill Inc. Commercial Paper, face value of
5,721,000, interest at 5.21%, due February
11, 1999                                                  5,660,118       5,610,809          49,309
                                                        -----------     -----------     -----------
Total Short-term investments                            $31,271,421     $31,201,321     $    70,100
                                                        ===========     ===========     ===========

LONG-TERM INVESTMENTS
U.S. Treasury Strip, face value of
$6,875,000, due November 15, 1999                       $ 6,539,981     $ 6,473,568     $    66,413
U.S. Treasury Strip, face value of
$6,875,000, due May 15, 2000                              6,405,575       6,299,763     $   105,812
U.S. Treasury Strip, face value of
$6,875,000, due November 15, 2000                         6,270,275       6,131,077     $   139,198
U.S. Treasury Strip, face value of
$6,875,000, due May 15, 2000                              6,140,613       5,963,317     $   177,296
                                                        -----------     -----------     -----------
Total Long-term held-to-maturity
investments
                                                        $25,356,444     $24,867,725     $   488,719
                                                        ===========     ===========     ===========

Net unrealized gains (losses) on held-to-maturity securities have not been recognized in the accompanying condensed consolidated financial statements.

3.   LONG-TERM DEBT

     The Company issued $110 million aggregate principal amount of 12 1/2% Senior Notes due 2005 (the "Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Notes mature on May 15, 2005. Interest on the Notes will be payable semi-annually, in arrears on May 15 and November 15 commencing November 15, 1998 to holders of record on the immediately preceding May 1 and November 1. On September 23, 1998, the Company completed its exchange of registered notes for the previously issued privately placed notes.

     On August 5, 1998, the Company's Special Notes were deemed to be exercised for Debentures. On August 6, 1998, all Debentures were converted into Units. Accordingly, the Trustee has since delivered to Debentureholders of record certificates representing the Common Shares and Warrants that comprise the Units, for a total of 2,173,901 Common Shares and 1,086,957 Warrants.

     The Toronto Stock Exchange granted up to a six month extension, to February 5, 1999, of the exercise period for the Warrants issued when the Debentures were converted into Units. The Warrants will expire prior to February 5, 1999, if the weighted average trading price of the Company's common shares on The Toronto Stock Exchange exceeds $17.64 for a 20 day period during the extension period ("the Triggering Event"). The exercise period for the warrants will then expire 30 calendar days following the Triggering Event. The warrants potentially represent 1.087 million common shares, with an exercise price of $15.00 per share and originally were scheduled to expire August 7, 1998. All other terms and conditions of the warrants remain unchanged.

     The Company currently is negotiating an agreement with Banque Paribas providing for a $25 million senior secured revolving credit facility. The revolving credit facility is expected to have a term of not less than three years. The Company expects that borrowings under the facility will bear interest, at the Company's option, at LIBOR plus a margin of 2.75% or Citibank's base rate plus a margin of 1.00%; provided, however, that the applicable margins for both LIBOR and base rate loans is expected to increase by 1.25% under certain circumstances. An annual commitment fee of 0.50% is expected to be payable on the unused available portion of the facility. In addition, the Company expects to pay a customary underwriting fee and other expenses in connection with the facility. The Company expects that the facility will be secured by certain assets of the Company , including the stock of certain of the Company's subsidiaries. The facility is expected to contain certain restrictive covenants which impose limitations on the Company and its Subsidiaries, with respect to, among other things, (1) the creation of liens, (ii) mergers, acquisitions or dispositions of assets, (iii) incurrence of indebtedness, (iv) transactions with affiliates, (v) sale-leaseback transactions and (vi) dividends and other restricted payments. The credit facility also is expected to require the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum debt coverage ratio. The credit facility is expected to contain customary provision on events of default. While it is anticipated that the credit facility will be completed in the fourth quarter of 1998, no assurance can be made that the credit facility will be completed on the terms set forth above or on terms acceptable to the Company.

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

     Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This standard does not currently alter the Company's reporting or disclosure.

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

5.   SUBSEQUENT EVENT

     In October 1998, the Company assigned its interest in Papua New Guinea to ARCO Papua New Guinea Inc., retaining a $250,000 production payment from 5% of the net proceeds of future production.


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

     Under the terms of the Association Contracts, if a commercially feasible discovery is made, Ecopetrol may acquire a 50% interest in the property. If Ecopetrol elects to acquire a 50% interest in the property, the interests of all other parties to the contract, including the Company, will be reduced by 50%. Ecopetrol will then bear 50% of the associated development costs and must reimburse the other working interest owners for 50% of certain exploration activities. The Company expects that Ecopetrol will elect to finance a significant portion of the costs associated with its working interest from Ecoptrol's share of future production rather than contributing its proportionate share of development costs in cash. As a result, the Company and the other working interest owners may be required initially to finance Ecopetrol's share of the development costs associated with the property. While the Association Contracts do not require Ecopetrol's participation in the pipeline and production facilities, the Company expects that Ecopetrol will participate to the extent of 50% of the Phase I and Phase II pipeline and infrastructure costs. No assurances can be given, however, that an agreement will be reached on these terms and the Company may be required to fund amounts greater than the amounts presented as the Company's net share.

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

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997 or 1998. The Company capitalized interest of $0.6 million for the year ended December 31, 1997 and $7.0 million for the nine month period ended September 30, 1998.

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

RESULTS OF DEVELOPMENT STAGE OPERATIONS

Three Months Ended September 30, 1998 and 1997

     To date, oil revenues and oil and gas operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells on Emerald Mountain. Revenues from oil sales were zero and $0.1 million for the quarter ended September 30, 1998 and 1997, respectively. Oil and gas operating expenses were $46,000 and zero for the quarter ended September 30, 1998 and 1997, respectively. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

     Interest income was $1.4 million for the quarter ended September 30, 1998 as compared to $0.3 million for the same period in 1997. The increase was the consequence of higher cash and investment balances resulting from the issuance of the 12 1/2% Senior Notes in May 1998.

     General and administrative costs were $3.4 million during the quarter ended September 30, 1998 as compared to $1.3 million during the same period of 1997. The quarter ended September 30, 1998 included $0.8 million relating to costs incurred conducting a feasibility study for the proposed pipeline and production facilities. The remaining $1.3 million increase in general and administrative expenses was primarily attributable to a $1.1 million increase in personnel costs, including salaries, benefits, rent, and insurance due to increased personnel in both Houston and Bogota as well as the expansion of operations in Bogota. In addition, the Company incurred $0.1 million in professional services and consulting fees.

     Depreciation and amortization was $0.2 million and $33,000 for the quarter ended September 30,1998 and 1997, respectively. The increase was primarily attributable to the amortization of costs incurred in issuing the Special Notes in August 1997 and the Senior Notes in May 1998 (see "Liquidity and Capital Resources" below). As of September 30, 1998, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

     The Company incurred net losses of $1.6 million and $1.0 million for the quarter ended September 30, 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997

     To date, oil revenues and oil and gas operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells on Emerald Mountain. Revenues from oil sales were $0.1 million, and $0.5 million for the nine months ended September 30, 1998 and 1997, respectively. Oil and gas operating expenses were $0.8 million and $0.2 million for the nine months ended September 30, 1998 and 1997, respectively. Oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

     Interest income was $2.6 million for the nine months ended September 30, 1998 as compared to $0.5 million for the same period in 1997. The increase was the consequence of higher cash and investment balances resulting from the issuance of the 12 1/2% Senior Notes in May 1998.

     General and administrative costs were $5.8 million during the nine months ended September 30, 1998 as compared to $4.6 million during the same period of 1997. The nine months ended September 30, 1997 included costs of severance and related compensation costs associated with the resignations of former officers. The costs incurred during the nine months ended September 30, 1998 included $0.8 million relating to costs incurred conducting a feasibility study for the proposed construction of pipeline and production facilities in Colombia. The remaining $1.7 million increase in general and administrative expenses was primarily attributable to a $1.4 million increase in personnel costs, including salaries, benefits, rent, and insurance due to increased personnel in both Houston and Bogota as well as the expansion of operations in Bogota. In addition, the Company incurred $0.1 million in professional services and consulting fees.

     Depreciation and amortization was $0.4 million and $0.1 million for the nine months ended September 30,1998 and 1997, respectively. The increase was primarily attributable to the amortization of costs incurred in issuing the

Special Notes in August 1997 and the Senior Notes in May 1998 (see "Liquidity and Capital Resources" below). As of September 30, 1998, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

     The Company incurred net losses of $3.5 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's activities have been funded primarily by the proceeds from private placements of the Company's securities from inception through September 30, 1998, resulting in aggregate cash proceeds of $155.9 million. In 1996, the Company acquired an additional 36.7% interest in the Association Contracts in Colombia in exchange for the issuance of the Company's securities valued at $153.1 million in the aggregate. From inception through September 30, 1998, the Company had capital expenditures of $46.7 million for the acquisition, exploration, and development of its oil and gas properties, including $44.6 million with respect to its interests in Colombia and approximately $2.1 million, of which $1.1 million has been expensed, with respect to its interests in other countries. Such expense included $0.5 million for the cost of an option to acquire a 5% participating interest in three exploration blocks in North Africa and $0.6 million associated with a dry hole in the San Jorge Basin, Argentina. The Company's activities in North Africa and Argentina have been discontinued.

     On May 7, 1998, the Company issued $110 million of 12.5% Senior Notes in a private transaction. Net proceeds available to the Company for its capital expenditures and other general corporate purposes were approximately $67.6 million, after deducting $37.8 million held in a separate account or in escrow to provide for the first three years of interest payments on the notes.

     The Company's primary capital commitments include Phases I and II of its Emerald Mountain development program. The Company's capital expenditures estimated for Phase I include $26.1 million for field development and delineation and $57.7 million for pipeline and production facilities, which is scheduled for completion in late 1999. The Company's capital expenditures estimated for Phase II include $31.5 million for field development and delineation and $65.7 million for pipeline and production facilities, which is scheduled for completion in mid- 2000. The Company had working capital of $65.7 million as of September 30, 1998. The Company believes that the net proceeds of the offering of Senior Notes, together with other sources of funds expected to be available to it (including bank and vendor financing), will be sufficient to finance its initial net capital expenditure requirements estimate for Phase I. Substantial amounts of capital will be needed to finance Phase II, and no external sources of capital have yet been identified. Certain expenditures for Phase II are expected to occur during Phase I. In addition, the Company has budgeted approximately $14.6 million to participate in drilling a deep exploratory well on Emerald Mountain scheduled to commence in the first quarter of 1999. The Company expects that additional amounts for capital expenditures may be funded through cash from operations, joint ventures and other such arrangements, and debt or equity financings. The Company does not expect any significant funds from operations until scheduled completion of the initial pipeline and production facilities in late 1999. There can be no assurances that debt or equity financing will be available to the Company on economically acceptable terms.

     Colombia. During the remainder of 1998, the Company plans to complete two wells on the Dindal and Rio Seco blocks, begin construction of a 36-mile pipeline to provide transportation capacity of 50,000 BBls/d, conduct seismic operations, and carry out other development activities for an aggregate estimated cost of $8.7 million. The pipeline is scheduled for completion in late-1999.

     An exploratory well on the Company's non-operated Tapir Block in Colombia commenced drilling in March 1998. The Company's share of budgeted costs are approximately $0.4 million. Drilling activity on the exploratory well has been completed; however, testing of potential production intervals were suspended due to risk of flooding caused by heavy rain. Testing is scheduled to resume in the fourth quarter of 1998. In addition, the Company may participate in the drilling of two more exploratory wells on the Tapir block in 1999.

     For the nine months ended September 30, 1998 and 1997, the Company had oil sales of $0.1 million and $0.5 million, respectively, solely from production testing of the Company's wells on Emerald Mountain. Although the

Company intends to continue to sell oil resulting from production tests, significant commercial production is not expected until further development of the field is completed through the drilling of additional wells and construction of producing facilities and pipelines. The Company has received preliminary plans for the construction of pipelines and producing facilities, and permitting and final planning for pipelines and production facilities are now proceeding. Completion of the first phase of these facilities is scheduled to occur in late 1999.

     Australia and Papua New Guinea. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In October 1998, the Company assigned its interest in Papua New Guinea to ARCO Papua New Guinea Inc., and retained a $250,000 production payment from 5% of the net proceeds of future production. In the Western Perth Basin in Australia, the Company sold its 11.77% working interest to Forcenergy International Inc. for $0.9 million. The Company retained a small overriding interest and was reimbursed $0.3 million for certain capital expenditures. In the Bass Strait Basin in Australia, the Company is seeking to farm-out its interests.

     Convertible Debentures. In August 1997, the Company issued $25 million of 6% exchangeable subordinated notes ("Special Notes") in a private transaction with institutional and accredited investors. Interest on the Special Notes was payable in arrears commencing on December 31, 1997 at a rate of 6% per annum on December 31 and June 30 in each year until maturity on August 7, 2003.

     On August 5, 1998, the Company's Special Notes were deemed to be exercised for Debentures. On August 6, 1998, all Debentures were converted into Units. Accordingly, the Trustee has since delivered to Debentureholders of record certificates representing the Common Shares and Warrants that comprise the Units, for a total of 2,173,913 Common Shares and 1,086,957 Warrants.

     On July 23, 1998, the Toronto Stock Exchange (the "TSE") granted an extension of the exercise period for the Warrants from August 7, 1998 to 5:00p.m. (Calgary time) on the earlier of (a) the date that is 30 calendar days following a 20 day period during which the weighted average trading price for the Common Shares on the TSE exceeds US$17.64 and (b) February 5, 1999.

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

     Proposed Credit Facility. The Company is negotiating an agreement with Banque Paribas providing for a $25 million senior secured revolving credit facility. The revolving credit facility is expected to have a term of not less than three years. The Company expects that borrowings under the facility will bear interest, at the Company's option, at LIBOR plus a margin of 2.75% or Citibank's base rate plus a margin of 1.00%; provided, however, that the applicable margins for both LIBOR and base rate loans will increase by 1.25% under certain circumstances. An annual commitment fee of 0.50% is expected to be payable on the unused available portion of the facility. In addition, the Company expects to pay a customary underwriting fee and other expenses in connection with the facility. The Company expects that the facility will be secured by certain assets of the Company, including the stock of certain of the Company's Subsidiaries and that the facility will contain certain restrictive convenants which impose limitations on the Company and its Subsidiaries, with respect to, among other things, (i) the creation of liens, (ii) mergers, acquisitions or disposition of assets, (iii) incurrence of indebtedness, (iv) transactions with affiliates, (v) sale-leaseback transactions and (vi) dividends and other restricted payments. The credit facility is expected also require the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum debt coverage ratio. The credit facility is expected to contain customary events of default provisions. While it is anticipated that the credit facility will be completed in the fourth quarter of 1998, no assurance can be made that the credit facility will be completed on the terms set forth above or on terms acceptable to the Company.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K

     (a)  Exhibits

          27 Financial Data Schedule

     (b)  Reports on From 8-K

          None

                                            SIGNATURES

                                            Seven Seas Petroleum Inc.
Date:  November 16, 1998                By: Herbert C. Williamson, III
                                            Executive Vice President and
                                            Chief Financial Officer

                                            Ray A. Housley
                                            Treasurer and Controller

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   27               Financial Data Schedule