Form 10-K
period 1998-12-31
SEVEN SEAS PETROLEUM INC
filed 1999-03-31
CIK 947156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-22483

                           SEVEN SEAS PETROLEUM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               YUKON TERRITORY                                   73-1468669
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization                       Identification No.)
         5555 SAN FELIPE, SUITE 1700
                HOUSTON, TEXAS                                     77056
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 622-8218

           Securities registered pursuant to Section 12(b) of the Act

                                                           NAME OF EACH EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
                --------------                             ---------------------
   Common shares -- no par value per share                American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 24, 1999 there were 37,778,420 shares of the registrant's common shares, no par value per share, outstanding. The aggregate market value of the common shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates for this purpose as if they may be affiliates of the registrant) was approximately $144.4 million on March 24, 1999, based upon the closing sale price of the common shares on such date of $5 1/8 per share on the American Stock Exchange as reported by The Wall Street Journal.

     Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   24
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   25
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................   26
Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   33
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   59
                                  PART III
Item 10.  Directors and Officers of the Registrant....................   59
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   59
Item 13.  Certain Relationships and Related Transactions..............   59
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   59

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Seven Seas Petroleum Inc. and its consolidated subsidiaries ("Seven Seas" or the "Company") is an independent international energy company engaged in the exploration, development and production of oil and natural gas, primarily in Colombia, South America. The Company holds interests in the Dindal, Rio Seco, Rosablanca, Montecristo and Tapir Association Contracts covering approximately 1 million acres in Colombia and a minority interest in a 1.8 million acre block offshore Australia. The Company is the operator of an oil discovery (the "Guaduas Field" formerly known as "Emerald Mountain") that is located within the Dindal and Rio Seco Association Contracts, covering an area of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the Dindal and Rio Seco Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. To date, the Company has focused its efforts on delineating the oil and gas potential of the Guaduas Field. As of December 31, 1998, the Company had drilled and completed twelve exploratory wells within the two Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 1,666 to 13,123 Bbls/d. Four of the twelve wells did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of December 31, 1998, the Company had produced approximately 300,000 barrels of oil during various testing procedures. Except for additional production testing and further reservoir evaluation, continuous production of the Guaduas Field will not commence prior to installation of the infrastructure necessary to produce and transport continuous oil production. The Company estimates that these facilities will be in place by year end 2000. As of December 31, 1998, the Company's estimated net proved reserves attributable to the delineation of 14,521 acres of the Guaduas Field were 38,719,235 barrels of oil with an SEC PV-10 of $115.9 million, while total proved reserves attributable to the Guaduas Field were 163,303,000 barrels of oil.

         STRATEGY FOR GUADUAS FIELD DEVELOPMENT AND PIPELINE PRODUCTION

     The Company has developed a plan to use existing cash and cash generated from operations to further delineate and develop the Guaduas Field. Management believes this strategy will enable the Company to take advantage of the expected low equipment and construction costs associated with a currently depressed oil industry and position it to be a globally competitive low-cost producer. The Company anticipates developing the shallow Cimarrona reservoir of the Guaduas Field in increments, coinciding with the timing of a commerciality (see "Item 2. Properties -- Colombian Properties -- Guaduas Field -- Terms of Association Contracts and Related Matters) agreement with Ecopetrol, environmental and right of way permits for pipelines, wells and production facilities, the results of drilling additional development and delineation wells and the installation of production and transportation facilities. See "Item 2. Properties -- Colombian Properties -- Guaduas Field -- Timing of Critical Events."

     Increment I of the plan, the Portable Trucking Facility ("PTF"), includes a portable, skid mounted oil production and truck loading facility. The Company anticipates that production of between 4,000 Bbls/d and 6,000 Bbls/d will begin in early-2000. Prior to installation of permanent facilities, the Company plans to sell, at the field, production from Increment I of the development program to be trucked to a privately owned refinery approximately 80 miles north of the field. The PTF will eventually become a permanent production facility, but during Early Pipeline Production, Increment II, it will be utilized in various parts of the field so that the Company can truck oil to the permanent facilities where the Guaduas pipeline connects as soon as new wells are completed.

     Increment II, Early Pipeline Production, is expected to be completed by year-end 2000 and to begin production at a rate of between 20,000 Bbls/d and 30,000 Bbls/d. Increment II includes further development and delineation drilling, the horizontal/lateral re-drilling of wells that failed to produce oil and gas in commercial quantities when tested, one gas injection well, the construction of production facilities and a

36-mile pipeline with an ultimate throughput capacity of 100,000 Bbls/d with the installation of maximum additional pumping capacity. The Early Pipeline Production increment will connect the Guaduas Field by pipeline to an existing regional pipeline, known as the Oleoducto Alto Magdelena ("OAM"), that currently has approximately 62,000 Bbls/d of available transportation capacity.

     Increment III of the development plan, which is scheduled to be completed in 2002, anticipates the drilling of additional wells and additional production facilities and is designed to increase production to between 40,000 Bbls/d and 65,000 Bbls/d.

     Increment IV of the development plan, which is scheduled to be completed in 2003, includes the drilling of additional wells, additional production facilities and increased pumping capacity for the pipeline and is designed to increase production to between 70,000 Bbls/d and 120,000 Bbls/d. Available excess capacity, if any, in the OAM regional pipeline upon completion of Increment III will determine the eventual net capital expenditure required because additional pumping equipment and/or drag reducing agents may be required in order for the OAM pipeline to handle the transportation of additional oil.

     Increment V of the development plan, which would occur only if the reserves of the Guaduas Field's shallow Cimarrona reservoir increase to levels that warrant significant daily production above 100,000 Bbls/d or if additional reserves were to be established at deeper levels, would be completed by early-2005 and produce at rates between 170,000 Bbls/d to 290,000 Bbls/d.

     Increments II through V production increases will each require additional production facilities, a pipeline expansion and the expansion of proved oil reserves through successful development and delineation drilling of the shallow Cimarrona reservoir. The Company's schedule of construction as estimated above is dependent upon the timely issuance of various environmental permits and the Company's agreement with Ecopetrol on "commerciality." Although the Company has reason to believe a commerciality agreement can be reached with Ecopetrol that will allow the Company to proceed as planned, without the commerciality agreement in place before December 1999, the Company will not be able to meet the aforementioned schedule. In addition to implementing the strategy for the development of the Guaduas Field, the Company has plans to drill a west flank exploratory well and an exploratory well of the deep structure below the shallow Cimarrona reservoir. The schedule for these plans is contingent upon the availability of adequate funding.

     The Company intends to use its available cash and cash flow generated from production under its Increment I development plan to fund activities associated with Increment II. To the extent the Company experiences delays or cost overruns in the Increment II development plan, the Company would be required to seek additional financing to complete Increment II. In addition, the Company will be required to obtain additional sources of financing to undertake development plans under Increments III through V. Such additional sources of financings may occur from project financing of the pipeline, industry joint ventures or other like arrangements with industry service companies, commercial bank lending and debt and equity offerings of the Company's securities. There can be no assurance that additional sources of financing will be available when needed by the Company. The Company's expenditures for Increment II, may be substantially reduced by way of the formation of a separate and independent company to construct the Guaduas pipeline (connecting to the OAM regional pipeline) to be financed and owned by others and in which the Company may have little or no equity, thereby obligating the Company to pay only a per barrel tariff on its oil as transported through the pipeline and none of the capital expenditures that are currently budgeted by the Company for the construction of the pipeline. If additional financing from any of the above sources becomes available, the Company plans to accelerate its incremental expansion of the Guaduas Field production, drill the Guaduas Field structure west flank delineation well, drill the deep structure exploration well and drill exploration wells on its multiple prospects within the Company-operated Rosablanca and Montecristo blocks. See "Item 2. Properties -- Montecristo and Rosablanca Association Contracts."

                                    HISTORY

     Seven Seas was formed effective June 29, 1995 as a result of an amalgamation (the "Amalgamation") under laws of the province of British Columbia of Rusty Lake Resources Ltd. ("Rusty Lake") and Seven

Seas Petroleum Inc. (the "Predecessor"), which was incorporated under the laws of British Columbia on February 3, 1995. Rusty Lake was formed effective January 31, 1993 by an amalgamation of Lithium Corporation of Canada, Limited and Stockgold Resources Inc. under the laws of Ontario. In August 1996, the Company was continued as a Yukon Territory, Canada, Corporation.

     Seven Seas was originally organized to take non-operator interests in oil and gas exploration projects outside of North America. In August 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts from GHK Company Colombia ("GHKCC"), a subsidiary of the GHK Company, L.L.C., and participated in the drilling of the El Segundo Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% interest in both Association Contracts through its acquisition of 100% of GHKCC and Esmeralda LLC and a 63% interest in Cimarrona LLC by exchanging the Company's securities valued at $151.1 million in the aggregate at the time of the closing the transaction. In 1997, the Company acquired an additional 6% interest in the Association Contracts from Petrolinson S.A. in exchange for the issuance of the Company's securities valued at $25 million in the aggregate at the time of the closing of the transaction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                  RISK FACTORS

     In addition to the other information set forth elsewhere herein, the following factors relating to the Company should be carefully considered when evaluating the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company's financial position, estimated quantities of reserves, business strategy and plans and objectives for future operations. Forward-looking statements herein generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "potential" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are discussed in "Risk Factors" and elsewhere herein. All forward-looking statements included herein and therein are expressly qualified in their entirety by the cautionary statements in this paragraph.

RISKS RELATED TO THE COMPANY

SUBSTANTIAL INDEBTEDNESS; LACK OF CASH FLOW

     At December 31, 1998, the Company had $110 million of indebtedness outstanding consisting of its 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The Company and its subsidiaries may incur additional indebtedness under the terms of the indenture governing the Senior Notes under certain circumstances. This level of indebtedness may pose substantial risks to the Company, including the possibility that the Company may not generate sufficient cash flow from operations to pay the principal and interest on such indebtedness.

     The Company's ability to generate revenues and cash flow to pay the principal of and interest on its indebtedness will depend upon the drilling and completion of additional wells. The Company has no significant income-producing properties, and its principal assets, its interests in the Dindal and Rio Seco Association Contracts, are in the early stage of exploration and development. Since inception through December 31, 1998, the Company has incurred cumulative losses of $102.4 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Dindal and Rio Seco Association Contracts in quantities sufficient to cover operating expenses. The Company had oil sales in 1996, 1997, 1998 of $0.2 million,

$0.8 million, and $0.02 million, respectively, which pertained solely to production testing of the Company's wells in Colombia. These sales represented the Company's only sales of production since its inception. Although the Company intends to continue to sell oil resulting from production tests, significant production from the wells drilled to date is not expected to commence until construction of production facilities and pipelines. The Company has received basic and detailed engineering specifications for the construction of pipelines and production facilities. The construction of the Company's planned pipelines and production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way. The Company does not expect these facilities to be completed before mid-2000, and no assurance can be given as to when such facilities will be completed. Accordingly, no assurance can be given as to when significant production from the wells will occur, if at all. If the Company is unsuccessful in constructing production facilities and a pipeline or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay all of the principal of and interest on its indebtedness when due. The Company has initiated an incremental development strategy that it believes will lead to production and early cash flow in the Guaduas Field. A preliminary request for commerciality was submitted to Ecopetrol in December 1998. The Company plans to submit a pre-commerciality Memorandum of Understanding ("MOU") that will address the sharing of on-going pre-commercial costs and other issues associated with commerciality. The MOU is expected to be approved in the second quarter of 1999 and commerciality declared in the fourth quarter of 1999. If the MOU and/or commerciality is not approved, the Company may have capital expenditures higher than the amounts presented as net to the Company. See "-- Risks Related to Construction of Pipeline and Production Facilities" and "-- Risks Related to the Oil and Gas Industry."

     The level of the Company's indebtedness will have certain important effects on its future operations, including a substantial portion of the Company's cash flow from operations likely will be dedicated to payments on indebtedness and will not be available for other purposes. In addition, such level of indebtedness may affect the Company's ability to finance its future operations and capital needs and may limit its ability to pursue other business opportunities. In addition, the Company's ability to meet its debt service obligations and to limit its total indebtedness will depend upon the Company's future performance, which will be subject to general economic conditions, the economic and political environment in Colombia, prices received for the Company's production and operating hazards inherent in the oil and gas business, all of which are beyond the control of the Company.

RISKS RELATED TO CONSTRUCTION OF PIPELINE AND PRODUCTION FACILITIES

     The marketability of the Company's production depends upon the availability and capacity of gathering systems, pipelines, compression and production facilities, including storage, separation and reinjection facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for the Company's properties. In addition, regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

     The Company has completed the basic and detailed engineering specifications for the construction of pipelines and production facilities. The construction of the pipelines and the related production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way. The Company expects the Increment II pipeline of between 20,000 Bbls/d and 30,000 Bbls/d, to be completed by year-end 2000, but no assurance can be given as to whether or when such pipeline will be completed. The production facilities are scheduled to be completed incrementally with production capacity of approximately 25,000 Bbls/d by year-end 2000; 50,000 Bbls/d in 2002; 100,000 Bbls/d in 2003; and
potentially 250,000 Bbls/d in early-2005 and beyond. The Company has not finalized its negotiations with the operator of the OAM pipeline for the transportation of oil produced under the Increment II development plan. If the Company is unsuccessful in constructing its pipeline and production facilities or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay all of the principal of and interest on its indebtedness when due. See "-- Risks Related to the Oil and Gas Industry."

     The ability of the Company to meet its objective to have online production by year-end 2000 is dependent on certain key events, including the receipt of environmental permits for the pipeline, a global operating license from the Colombian Ministry of Environment and approval of commerciality by Ecopetrol. No assurance can be given that the approvals or permits will be obtained or obtained in a timely matter. Failure to obtain the requisite approvals or permits will adversely affect the Company's ability to generate the necessary cash flow from operations to continue its further development plans and may hinder the Company's efforts to achieve alternative financing arrangements.

NEED FOR SIGNIFICANT CAPITAL

     The exploration and development of the Company's current properties and any properties acquired in the future is expected to require substantial amounts of additional capital which the Company may be required to raise through external sources of financing or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the Company's properties. There can be no assurance that the additional financings will be available to the Company. Without some additional financing, the Company believes its current cash resources may not be sufficient to finance its total budgeted capital expenditure requirements for Increment II (see "-- Strategy for Guaduas Field Development and Pipeline Production"). Increments III through V will require substantial additional amounts of capital and no external sources of capital have yet been identified. It is expected that additional monies for capital expenditures will be externally financed, as the Company does not expect any significant revenues from operations before year-end 2000 when the permanent production facilities are expected to be in place. If sufficient funds cannot be raised to meet the Company's obligations with respect to a property, the Company may elect to forfeit its interest in such property. The Company does not anticipate that it will lose any of its Colombian property to forfeiture. As of February 28, 1999, the Company has non-discretionary commitments under existing exploration and development contracts of $5.3 million through year-end 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's estimated capital expenditures assume in each case that each of the associates in the Association Contracts approves and pays its proportionate share of capital expenditures. Under the terms of the Association Contracts, if a commercially feasible discovery is made, Ecopetrol may acquire a 50% interest in the property, and the interests of all other parties to the contract, including the Company, will be reduced by 50%. Ecopetrol will bear 50% of the associated development costs and will reimburse the other working interest owners for 50% of certain exploration activities. The Company believes that Ecopetrol may finance a significant portion of the costs associated with its working interest from Ecopetrol's share of future production rather than contributing its proportionate share of development costs in cash. As a result, the Company and the other working interest owners could be required initially to finance Ecopetrol's share of the development costs associated with the property. While the Association Contracts do not require Ecopetrol's participation in the pipeline and production facilities, the Company believes that Ecopetrol will participate to the extent of 50% in Increments I and II of the Guaduas Field infrastructure and pipeline. No assurance can be given, however, that an agreement will be reached on these terms and the Company may be required to fund amounts greater than the amounts presented as the Company's net share. See "Business -- Properties -- Terms of Association Contracts and Related Matters."

RISKS IN COLOMBIA AND OTHER FOREIGN OPERATIONS

     Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, devaluation of local currency, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as the Company's operations are governed by foreign laws, in the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts and the application of foreign laws or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

     The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business or expropriation of foreign assets, the Company's oil and gas operations are subject to certain risks, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in many areas in Colombia but to date has not affected the Dindal and Rio Seco Association Contracts areas. No assurance can be given as to the future level or impact of future guerilla activities, including after the construction of pipeline and production facilities in the Dindal and Rio Seco Association Contracts areas, or the steps, if any, that may be taken by the government in response to such activities. The Company's other three association contracts are located in more remote areas that have been subject to guerrilla activity. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups. These efforts include regulations containing sanctions such as impairment or loss of contract rights on companies and contractors found to be giving aid to such groups. To date, guerrilla activities have not materially disrupted operations in the areas where the other three association contracts are located.

     Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation ("OPIC") will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. In June 1998, Andres Pastrana, the Conservative Party candidate, was elected president of Colombia, defeating the ruling Liberal party candidate in a runoff election. Mr. Pastrana, who took office in early August 1998, has publicly announced his desire to bring peace to the country, and, the peace negotiation process between government officials and representatives of rebel groups is continuing. In February 1999, the President of the United States granted Colombia a full certification, thereby avoiding any of the consequences associated with decertification. If the United States were to decertify Colombia in the future, such actions could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

SUBSTANTIAL CONCENTRATION OF OPERATIONS

     The Company's oil and gas properties are concentrated in Colombia and specifically in the state of Cundinamarca. As of December 31, 1998, all of the Company's proved reserves were attributable to the Guaduas Field. There are significant operating and economic risks associated with conducting business in Colombia. Due to the Company's concentration in and reliance on such operations for its future cash flow, if the operations in Colombia were adversely affected, the Company would experience a material adverse effect. See "-- Risks in Colombian and Other Foreign Operations" and "-- Risks Related to the Oil and Gas Industry."

LIMITED OPERATING HISTORY AND HISTORICAL OPERATING LOSSES

     The Company commenced its operations in 1995 and has only a limited operating history. The Company also has had operating losses at an increasing rate each year since inception. Accordingly, the Company has limited historical financial and operating information upon which to base an evaluation of its performance. For example, the only production to date has been approximately 300,000 barrels of test production. The Company is not expected to have continuous pipeline production until year-end 2000. Therefore, estimates of proved reserves and the level of future production attributable to such reserves are difficult to determine, and there can be no assurance as to the volume of recoverable reserves that will be realized. The Company's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in the early stages of their development. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to economically locate and produce hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. See "-- Need for Significant Capital," "Selected Combined Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success will depend to a significant extent upon the continued services of certain key executive officers and operating personnel. The Company has entered into employment agreements with certain of its key executive officers. The Company also depends on the services of professionals such as engineers, geologists and geophysicists. The loss of the services of certain key executive officers and operating personnel or the loss of or shortage of significant number of professionals could have a material adverse effect on the Company. The Company does not maintain key employee insurance on any of its personnel. See "-- Employees."

POTENTIAL CONFLICTS

     Certain of the directors of the Company also serve as officers, directors or consultants of other companies involved in natural resource development which activities may be in competition with the Company and may result in conflicts of interest. In the event a director has an interest in an investment or proposed investment of the Company or other conflict of interest, it is the Company's policy that such director not participate in the Company's decision-making with respect thereto and that any transactions with such officers or directors be on terms consistent with industry standards and sound business practices.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES

     This report on Form 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's own estimates or on those of Ryder Scott Company Petroleum Engineers and Servipetrol Ltd. Such estimates rely upon various assumptions, including assumptions required by the United State Securities and Exchange Commission (the "Commission") as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by the Company, Ryder Scott Company Petroleum Engineers or Servipetrol Ltd. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth here. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's estimated proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 48% of the Company's total estimated proved reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's reserve data assume that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     The present value of future net revenues (SEC PV-10) referred to here should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. See "-- Volatility of Oil and Natural Gas." The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

DRILLING, EXPLORATION AND DEVELOPMENT RISKS

     Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company has expended, and plans to continue to expend, significant amounts of capital on the exploration and development of its oil and gas interests. Even if the results of such activities are favorable, subsequent drilling at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling and completing wells in unknown formations, the costs associated with encountering various drilling conditions such as underpressured and overpressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The marketability of oil and gas which may be acquired or discovered by the Company will be affected by the quality and viscosity of the production and by numerous factors beyond its control, including market fluctuations, the proximity and available capacity of oil and gas pipelines and production equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. The Company's future drilling activities may not be successful, and, if unsuccessful, such failure will have an adverse effect on the Company's future results of operations and financial condition, including the Company's ability to pay all of the principal and interest on its indebtedness, including the Senior Notes, when due. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Colombia or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

     Acquiring, developing and exploring for oil and natural gas involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, other environmental risks, fires and spills. Losses resulting from such events could have a material adverse effect on the Company.

     As protection against operating hazards, the Company maintains insurance against some, but not all, potential losses. The Company's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and limited coverage for sudden environmental damages, but all such coverages are subject to certain exceptions, conditions and limitations. The Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages and certain other risks is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of environmental damages or certain other events. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, actions of the Organization of Petroleum Exporting Countries ("OPEC"), the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% (SEC PV-10) and adjusted for income tax effects. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. The Company was required to record a pre-tax $129.8 million or after tax $84.4 million write down of the carrying value of its oil and natural gas properties for the year 1998. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

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

ENVIRONMENTAL RISKS

     Extensive national, provincial and/or local environmental laws and regulations in Colombia and the other countries in which the Company operates affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. In addition, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where the Company's Colombian interests are located and where other producers of oil and gas have faced significant liability resulting from environmental claims. There can be no assurance that the Company will not incur substantial financial obligations in connection with environmental compliance.

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

     The Company has experienced environmental problems on certain of its Colombian properties on which it may have liabilities. See "-- Regulation."

MARKETS

     The marketability of the Company's production depends upon the availability and capacity of gathering systems, pipelines, compression and production facilities, including storage, separation and re-injection facilities. The unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, there is substantial uncertainty as to the prices which the Company may receive for production from its existing oil reserves or from additional oil and gas reserves, if any, which the Company may discover. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, but not limited to, adequate transportation facilities (such as pipelines), the marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. Prices for crude oil are subject to wide fluctuation in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of the Company. It is possible that, under market conditions prevailing in the future, the production and sale of oil, if any, from certain of the Company's properties may not be commercially feasible and the production of gas from the Company's oil and gas interests in Colombia is not currently commercially feasible. The sale of oil from the production tests on the Company's properties in Colombia has been sold to Ecopetrol and a private refinery.

  COMPETITION

     The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company's competitors in Colombia include major multi-national integrated oil and gas companies and both local and multi-national independent oil and gas companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and gas business for a longer time than the Company. Such companies may be able to offer more attractive terms in obtaining contracts for exploratory prospects and secondary operations and to pay more for productive properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment, as well as its ability to obtain adequate capital.

EMPLOYEES

     Certain members of the Company's management have been involved in the Guaduas Field project since its inception in 1992. The Company's executive officers average approximately 29 years of experience in the oil and gas industry, and predecessors of the Company have operated oil and gas interests throughout the U.S. and Canada since 1959. As of December 31, 1998, the Company's officers and directors beneficially owned approximately 25% of the Company's outstanding common shares. As of March 5, 1999 the Company had 67 full time employees, including geologists, geophysicists, and engineers. The following is a list of the Company's key employees and executive officers as of March 5, 1999:

                                                                       YEARS OF OIL &
                                                                            GAS
          EXECUTIVE OFFICER            POSITION HELD WITH SEVEN SEAS     EXPERIENCE     LOCATION
          -----------------            -----------------------------   --------------   --------
Robert A. Hefner III.................  Chief Executive Officer,              42         Houston
                                       Chairman
                                       Executive Vice President,                        Houston
Larry A. Ray.........................  Chief                                 28
                                       Operating Officer & Director
                                       Executive Vice-President,                        Houston
Herbert C. Williamson III............  Chief                                 20
                                       Financial Officer, & Director
William W. Daily*....................  Executive Vice President,             30         Bogota
                                       President of GHKCC, &
                                       Director

                                                                       YEARS OF OIL &
                                                                            GAS
          EXECUTIVE OFFICER            POSITION HELD WITH SEVEN SEAS     EXPERIENCE     LOCATION
          -----------------            -----------------------------   --------------   --------
Russ D. Cunningham...................  Exploration Manager                   21         Denver
Charles P. O'Brien...................  Reservoir Engineering Manager         18         Houston
Raymond H. Parsons...................  Geophysical Manager                   19         Houston
Jeff McCloskey*......................  Facilities and Construction           23         Bogota
                                       Manager
Todd Habliston*......................  Manager of Production and             15         Bogota
                                       Operations
Gary Wallen*.........................  Drilling Manager, GHKCC               25         Bogota
Wayne Lewis*.........................  Project Manager, GHKCC                28         Bogota

---------------

* These are the oil professionals that have been designated the "Bogota Team" and are in charge of planning, budgeting and execution of the Company's Colombian operations. The Bogota team professionals have over 100 cumulative years of international experience in the development of large oil fields, production facilities, pipelines and oil and gas field infrastructure.

ITEM 2. PROPERTIES

                              COLOMBIAN PROPERTIES

GUADUAS FIELD

     OVERVIEW. The Company's Colombian operations are focused on the Guaduas Field. The Guaduas Field discovery is within two adjoining association contracts located in the capital state of Cundinamarca in central Colombia, approximately 60 miles northwest of Bogota. The contract areas, covering approximately 109,000 acres, are defined by the Rio Seco and Dindal Association Contracts. The village of Guaduas lies within the Dindal and Rio Seco Association Contract blocks and provides infrastructure for the local economy, which is primarily agrarian in nature. The area is accessible via the main road between Bogota and Medellin and the Colombian Carribean Coast. The OAM pipeline is a regional pipeline transporting oil production from the Upper and Middle Magdalena river basins to the oil refining and terminal city of Vasconia where it connects with the Oleoducto de Colombia ("ODC") regional pipeline that transports oil to the export terminal facilities at the port of Covenas, on the Caribbean coast. As a result of current and forecast continuing excess capacity in the OAM and ODC lines, the Company plans to build its pipeline from the Guaduas Field to La Dorada, a town located 36 miles northwest of Guaduas, where it will connect with the OAM pipeline so that Guaduas Field oil production can be transported via the ODC pipeline to the port of Covenas. The Company owns a 57.7% working interest in the Guaduas Field before participation by Ecopetrol. The remaining interests are owned by MTV Investments Limited Partnership (9.4%) and Sociedad Internacional Petrolera, S.A. ("Sipetrol") (32.9%). Sipetrol is the international exploration and production subsidiary of the Chilean national oil company. As of December 31, 1998, Ryder Scott Company Petroleum Engineers estimated the Company's net proved reserves attributable to the delineation of 14,521 acres of the Guaduas Field to be 38,719,235 Bbls. of oil with a SEC PV-10 of $115.9 million, and the Guaduas Field total reserves to 163,303,000 Bbls.

     DRILLING ACTIVITY. To date, twelve wells have been drilled on the Dindal and Rio Seco Association Contract areas. The first well, the Escuela 1, which was drilled in 1994 prior to the acquisition of an interest in the Association Contracts by the Company, did not encounter the Cimarrona formation and was plugged and abandoned as non-commercial.

     The discovery well on the Guaduas Field was the second well drilled on the Dindal block, El Segundo 1-E. The El Segundo 1-E discovery well commenced drilling in December 1995 and reached total depth in mid-January 1996. The well encountered the Cimarrona formation, the oil and gas reservoir of the Guaduas Field, at a measured depth of 5,718 feet, but drilling was stopped after penetrating only 88 feet of the Cimarrona due to circulation problems while drilling. The well was then completed open hole in February 1996. The El Segundo I-E tested oil at an actual maximum rate of 3,415 Bbls/d.

     A third well, El Segundo 1-N, reached total measured depth of 6,820 feet in November 1996. This well was intentionally deviated from the surface location of El Segundo 1-E to a bottom hole location approximately 2,000 feet north. The well encountered approximately 352 feet of oil saturated and highly fractured Cimarrona reservoir rocks. During production testing, El Segundo 1-N produced oil at an actual maximum rate of 8,948 Bbls/d.

     A fourth well, El Segundo 1-S, was drilled and completed in September 1997 to a total measured depth of 6,920 feet. The bottom hole location of this well is approximately 2,000 feet south of the surface location of the El Segundo 1-E well. In October 1997, the El Segundo 1-S was production tested at an actual maximum rate of 4,528 Bbls/d.

     In October 1997, a fifth well, the Tres Pasos 1-E was drilled at a location approximately 1.6 miles northwest of the El Segundo 1-E as the first well on the Rio Seco contract. The Tres Pasos 1-E well was completed at a measured depth of 6,150 feet. Production testing of the Tres Pasos 1-E well was conducted in late-1997 and oil was produced at an actual maximum rate of 13,123 Bbls/d. Analysis of reservoir pressure data during production testing indicated pressure communication with all three El Segundo 1 wells. The Company believes that such pressure communication over a 1.6-mile distance supports core studies showing an intensive degree of inter-connected fractures and the large calculated permeability within the area of the Cimarrona formation investigated during production testing.

     In November 1997, the sixth well, El Segundo 2-E was drilled to a measured depth of 6,292 feet on the Dindal Association Contract, approximately 3.7 miles north of the surface location of the El Segundo 1-E discovery well. Production testing of El Segundo 2-E was completed in January 1998 and resulted in a maximum actual production rate of 5,381 Bbls/d. Analysis of pressure data during production testing evidenced communication with the El Segundo 1-S well with a bottom hole location approximately 3.8 miles to the south. This data further confirmed the presence of a pervasive fracture system supporting the evidence for extensive permeability within the Cimarrona formation over the area investigated during the production testing.

     In December 1997, the seventh well, Tres Pasos 2-E, was drilled to a measured depth of 6,054 feet on the Rio Seco block approximately 5.6 miles northwest of the surface location of El Segundo 1-E. The well encountered 290 feet of Cimarrona reservoir. Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, the Company drilled a new side-tracked well bore. The Tres Pasos 2-E side-track reached a total measured depth of 5,880 feet with a bottom hole location approximately 900 feet southeast of the surface location. The Company plans to complete and test the side-track bore hole in 1999.

     In November 1997, drilling commenced on the eighth well, El Segundo 3-E, located approximately 2.8 miles south of the surface location of the El Segundo 1-E well on the Dindal block. The drilling of El Segundo 3-E was completed at a measured depth of 8,021 feet in February 1998. The well encountered 292 feet of Cimarrona formation. Customary log analysis indicated similar characteristics of lithology and fracturing as that observed in previous wells; however, unlike the other wells, there were no oil shows, only natural gas shows. This well was not cored. After the completion of drilling operations on El Segundo 3-E, the Company experienced significant mechanical problems while attempting to complete the well for production testing. The Company has temporarily abandoned the El Segundo 3-E well.

     The ninth well, El Segundo 6-E, is located on the Dindal block approximately 5.3 miles south of the surface location of the El Segundo 1-E well. In June 1998, the El Segundo 6-E well reached a total measured depth from the surface of 8,669 feet. Preliminary analyses while drilling included the observation of highly fractured core samples and over 300 feet of Cimarrona reservoir rocks with no apparent indication of oil-water contact and shows of oil and gas. During production only small show of oil and gas along with large quantities of water. Attempts to eliminate water migrating from behind the pipe were unsuccessful. Analysis of the water and its origin are ongoing. Due to the magnitude of oil and gas shows encountered during drilling operations, management believes this well may be a candidate for a horizontal re-drill. In February 1999, the Company shut-in the well to begin pressure recording in order to determine if there would be communication over the approximate six miles between it and the Tres Pasos No. 1-W horizontal well during its production testing.

     In July 1998, the Company completed drilling operations on the tenth, Tres Pasos No. 4-E, located on the Rio Seco Association Contract area, approximately
3.1 miles northwest from the surface location of the El Segundo No. 1-E discovery well. The well reached a total measured depth of approximately 6,300 feet. Although the Tres Pasos 4-E well encountered 303 feet of Cimarrona formation with oil and gas shows, the well bore did not appear to intersect the larger fracture system due to a rotation in reservoir fracture system orientation at the well's bottom hole location. Consequently, the well may not be commercially productive. The Company is continuing evaluation and analysis using bottom hole pressure recording to determine whether a side-track lateral/horizontal well bore is warranted.

     In September 1998, the Company drilled the eleventh well, Tres Pasos 3-E, located on the Rio Seco block approximately 1.9 miles south of the Tres Pasos 1-E well. The Tres Pasos 3-E well encountered 282 feet of Cimarrona with oil and gas shows. Drilling was then extended to a total measured depth of 10,187 feet in the deeper Villeta formation where shows of oil and gas were encountered. In February 1999, the Company perforated the deeper Villeta formation, the secondary zone of interest, which resulted in natural gas but not in commercial quantities of oil and gas. The possibility of hydraulically fracturing the Villeta formation is currently being evaluated. The shallower Cimarrona formation objective has not yet been tested. Perforating and testing of the Cimarrona formation is scheduled for later in 1999.

     In December 1998, the Company completed drilling its twelfth well and its first horizontal/lateral well, Tres Pasos No. 1-W, which was drilled to a measured depth of 7,180 feet on the Rio Seco block. The horizontal bore hole penetrated 1,160 feet of the Cimarrona reservoir. Significant rates of oil flow were encountered while drilling the reservoir and no indications of water were encountered. In late January 1999, the Company began production testing without stimulation at a controlled rate of approximately 1,100 to 1,666 barrels of oil per day using a small submersible pump. To date, approximately 39,000 barrels of oil have been produced without water. Test oil is being sold at the field and trucked 80 miles from the well to a private local refinery, the Refinerie de Nare. The rate of continuous production has been limited by storage, trucking and pump capacities. On March 1, 1999, the well was shut-in for two-weeks for pressure build-up analysis. The Company plans further testing, reservoir stimulation, and testing at multiple higher rates during the second quarter of 1999. This lengthy testing process is designed to achieve data needed to determine optimal production capacity for this well, the provision of additional reservoir engineering and data and further evaluation of the Guaduas Field oil reserves.

                          TABLE OF GUADUAS FIELD WELLS

     The table below sets out maximum production testing rates for the Guaduas Field wells, however, maximum testing rates of oil production are not indicative of production rates that may be realized during sustained commercial production. Production tests are conducted to obtain an indication of the production capacity of individual wells and to give an indication of reservoir quality and extent. Actual producing rates from individual wells will depend on the results of an integrated reservoir management strategy and an engineering production plan, which will incorporate data from all wells in the field in a development plan to maximize the economic recovery of oil from the reservoir.

                                                        MAXIMUM    MAXIMUM
                                                         ACTUAL     ACTUAL
                                    MEASURED            OIL TEST   GAS TEST
                                     DEPTH      DAYS      RATE       RATE
WELL NAME                 BLOCK      (FEET)    TESTED   (BBLS/D)   (MCF/D)                    STATUS
---------                --------   --------   ------   --------   --------                   ------
Escuela 1..............  Dindal       7,802      --          --        --     Plugged and abandoned
El Segundo 1-E.........  Dindal       5,718      28       3,415     1,350     Discovery well
El Segundo 1-N.........  Dindal       6,820      63       8,948     3,500     Oil and gas well
El Segundo 1-S.........  Dindal       6,920       7       4,528       451     Oil and gas well
Tres Pasos 1-E.........  Rio Seco     6,150      19      13,123     6,000     Oil and gas well
El Segundo 2-E.........  Dindal       6,292      14       5,381       826     Oil and gas well
El Segundo 3-E.........  Dindal       8,021      21                    --     Non-commercial test
Tres Pasos 2-E.........  Rio Seco     5,880      --          --        --     Side-tracked and waiting on completion
El Segundo 6-E.........  Dindal       8,669      76          --        --     Non-commercial test; may side-track
Tres Pasos 3E..........  Rio Seco    10,187      --          --        --     Waiting on Cimarrona completion
Tres Pasos 4E..........  Rio Seco     6,300      20          --        --     Non-commercial test; may side-track
Tres Pasos 1-WH........  Rio Seco     7,180      33       1,666       263     Oil and Gas Well

     GEOLOGY AND RESERVOIR CHARACTERISTICS. The Guaduas Field geological structure is a large anticlinal structure. The primary oil reservoir is the Upper Cretacous Cimarrona formation, which is located on the west flank of the Villeta anticline with an average dip of 14 degrees at a depth of between approximately 6,000 and 8,000 vertical feet. The reservoir comprises both limestone and sandstone and is under pressured. The oil is characterized by low sulfur content of approximately 0.5%, low paraffin content, a medium gravity of between 18 degrees to 20 degrees API and a pour point of minus 34 degrees Fahrenheit.

     The reservoir is generally intensely fractured and has indicated high permeability in the wells that successfully produced oil and gas. Pressure test analysis indicates the reservoir to be connected in most directions by large fractures that allow hydrocarbons to flow readily through the reservoir. These highly permeable fractures, in conjunction with the angle of the formation dip, will allow the oil to be produced by a combination of efficient oil recovery mechanisms including gravity drainage, gravity segregation and pressure maintenance.

     STRATEGY FOR THE DEVELOPMENT OF OIL PRODUCTION BY INCREMENTS AND FURTHER EXPLORATION. The Company's strategy to develop the Guaduas Field is as follows:
(i) focus its resources on the development of the shallow Cimarrona reservoir of the Guaduas Field in order to achieve commercial production as soon as practicable, (ii) generate near-term cash flow to help finance continuing expansion of Guaduas Field oil production, (iii) continue development and delineation of the Guaduas Field, and (iv) use internally generated cash as well as external financing such as the issuance of equity or debt securities, project financing of pipeline and production facilities, commercial bank lending, industry joint ventures or other like arrangements with industry service companies to accelerate incremental increases in Guaduas Field production, delineation drilling of the west flank of the Guaduas structure, the exploratory drilling of the deep structure below the shallow Cimarrona formation and the multiple prospects on the Montecristo and Rosablanca Association Contracts in the northern Middle Magdelena Basin.

     As operator of the Guaduas Field, the Company's goal is to continue its field development and delineation drilling program and to install the production facilities and pipeline infrastructure to allow its production to reach the existing transportation pipelines for access to markets. The Company plans to achieve increasing production rates incrementally as described in "Item 1. Business -- Strategy for Guaduas Field Development and Pipeline Production."

     TIMING OF CRITICAL EVENTS. In addition to contingencies discussed herein, there are several key events that must occur on schedule in order for the Company to reach Increment II, the Early Pipeline Production, by year end 2000, including the following:

     - Global operating license -- The Company must receive a global operating license from the Colombian Ministry of Environment allowing for all development activity within the Association Contract areas. The Company filed its application for this permit on March 4, 1999.

     - Environmental Permit for Pipeline -- The Company must procure an environmental permit for the pipeline prior to the commencement of pipeline construction. The Company expects to file its application for this permit before mid-1999.

     - Approval of commerciality -- The Company must obtain approval of commerciality by Ecopetrol, as fifty percent of all costs for development and production subsequent to the date of commerciality will be borne by Ecopetrol (see "-- Terms of Association Contracts and Related Matters") and no commitments for the production development and pipeline construction can be made by the Company until Ecopetrol and the Company have a written commerciality agreement. The Company has entered into formal pre-commerciality discussions with Ecopetrol and anticipates receiving the commerciality agreement in December 1999.

     All approvals must be obtained by January 2000 for the Company to meet the goal of completing Increment II, the Early Pipeline Production of 20,000 Bbls/d to 30,000 Bbls/d, before year-end 2000. Although the Company has begun the process for each of these approvals, no assurance can be given that they will be received or received on timely basis.

  PRODUCTION FACILITIES, GATHERING AND PIPELINE SYSTEMS.

     The Company has completed the basic and detailed engineering specifications for the construction of pipelines and production facilities. The construction of the pipeline and the production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way. The Company does not expect the pipeline to be completed before year-end 2000, and no assurance can be given as to whether or when such pipeline will be completed. In addition, the Company has not finalized its negotiations with the operator of the OAM pipeline for the transportation of oil produced under the Increment II development plan. If the Company is unsuccessful in constructing its pipeline and production facilities or in increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay all of the principal of and interest on its indebtedness when due. See "-- Risks Related to the Oil and Gas Industry."

     There are certain economic incentives to build the pipeline as a separate project outside the Association Contracts. Discussions have been initiated with the other associates and several outside parties which have expressed an interest in forming a separate company to execute the pipeline project. Should a separate and independent company be formed, the Company may or may not take an equity interest in that pipeline company.

     TERMS OF ASSOCIATION CONTRACTS & RELATED MATTERS. Association contracts acquired from Ecopetrol, after receipt of the necessary approval by Colombian governmental authorities as well as the approval of the board of Ecopetrol, are executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is protected by Colombian law.

     The Association Contracts were issued by Ecopetrol for the Dindal contract in March 1993 and for the Rio Seco contract in August 1995. The Association Contracts generally provide for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of the Association Contracts, the associates pay 100% of all exploratory costs. Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, after the field is declared commercial by Ecopetrol, it will acquire a 50% interest in the remaining production, bear 50% of the development costs, and reimburse the associates, from Ecopetrol's share of future production, for 50% of the associates' costs of certain direct exploration activities. Upon its acceptance of a field as commercial, Ecopetrol will acquire a 50% interest therein and the interests of the other parties to the contract, including the Company, will be reduced by 50%; all decisions regarding the development of a commercial field will be made by an Executive Committee consisting of a representative of the associated parties to the contract and Ecopetrol who will vote in proportion to their respective interests in such contract. Decisions of the Executive Committee will be made by the affirmative vote of the holders of over 50% of the interests in the contract.

     Under the terms of the Dindal Association Contract, Ecopetrol's interest in production and costs would increase on a sliding scale after a commercial contract area produces in excess of 60 MMBbls. Such increases occur in 5% increments from 50% to 70% as accumulated production from all fields producing from the Dindal contract area increase in 30 million barrel increments from 60 MMBbls to 150 MMBbls. Recovery of Ecopetrol's 50% share of direct exploration costs is limited to production from successfully producible exploration wells. Unless extended by Ecopetrol, the exploration period under the Dindal Association Contract will expire in September 1999, at which time the Company must relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field. The Company has requested an extension of the exploration period.

     Under the terms of the Rio Seco Association Contract, after a commercial contract area produces in excess of 60 MMBbls and the associates have recovered 100% of their investment, Ecopetrol's interest in production and costs would increase from 50% to 75% as the ratio of the accumulated income attributable to the associated parties to the contract other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio. Ecopetrol will be required upon declaration of commerciality to reimburse the Company for its 50% share of all seismic and exploratory wells costs from all production under the Rio Seco contract.

     Under the terms of the Association Contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, the associates may expend up to $2 million per contract over a one-year period to further delineate the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility of the property. The associates have the right to develop fields they believe are commercial on a sole risk basis. In such event, Ecopetrol will have the right to acquire a 50% interest therein upon payment of a penalty of 200% of the amounts expended by the associates. Once the associates have recovered 200% penalty and Ecopetrol backs in to the project, Ecopetrol must pay its proportionate share of all future costs on a pay as you go basis.

     The Company and the other associates have paid all costs of the exploration program under the Association Contracts to date. Under the terms of the Dindal and Rio Seco Association Contracts, the Company and its partners are required to drill one well on each contract per year through 1999 and 2001, respectively, and will continue to bear all costs relating to a field until such field is declared commercial. The Company presented a preliminary request for commerciality to Ecopetrol in December 1998 and anticipates obtaining a pre-commerciality agreement during mid-1999. If an acceptable agreement is reached, the Company plans to submit a commerciality application to Ecopetrol in the third quarter of 1999 with respect to its discovery. Such application is subject to approval by Ecopetrol, which has the right to reject or delay acceptance of commerciality or to accept commerciality and acquire a 50% working interest in the Association Contracts. The Company is prepared to proceed with development and production of the Guaduas Field on a sole risk basis in the event that Ecopetrol does not approve commerciality, subject to the availability of necessary financing.

     GHKCC serves as the operator of the Guaduas Field, pursuant to the terms of operating agreements between the Company, its respective subsidiaries and the other associates. GHKCC has exclusive charge of carrying out the program of operations within the budgets and work programs approved by the Executive Committee and may demand payment in advance from each party of its respective shares of estimated subsequent monthly expenditures.

     Under the terms of a letter agreement dated September 11, 1992, as amended, between GHKCC and Dr. Jay Namson, the holders of interests in the Association Contracts, except for Petrolinson, will be required to assign a 2% working interest in the Dindal Association Contract and the Rio Seco Association Contracts to Dr. Namson after recovery from production of 100% of all costs incurred in connection with the exploration and development of the Dindal and Rio Seco Association Contract areas since the completion of the first year work obligations under the Dindal Association Contract. Accordingly, when such costs have been recovered, the Company will be required to assign to Dr. Namson 2% of its interests prior to the acquisition of the 6% Petrolinson interest (or a 0.517% interest in the Association Contracts after adjusting for the acquisition of a 50% interest by Ecopetrol which is expected to occur prior to the assignment to Dr. Namson).

     The Company currently holds a 57.7% interest in the Association Contracts, including a 6% interest acquired indirectly through the Company's acquisition of 100% of the securities of Petrolinson, the holder of such 6% interest. As the holders of the remaining 94% interest, the Company and the other associates had previously agreed to pay 100% of the exploration costs attributable to such 6% interest through the exploration period. The 6% previously owned by Petrolinson was a carried interest through the exploration phase. The exploration period will terminate upon Ecopetrol's declaration of the commerciality of a field, which the Company expects to occur during the fourth quarter of 1999.

OTHER COLOMBIAN ASSOCIATION CONTRACTS

     MONTECRISTO AND ROSABLANCA ASSOCIATION CONTRACTS. Effective February 28, 1998, the Company acquired a 75% interest in the contiguous Montecristo and Rosablanca Association Contract areas, which cover a total of approximately 692,000 gross acres in the northern Middle Magdalena Basin. The terms of the Montecristo and Rosablanca Association Contracts are substantially similar to those of the Rio Seco Association Contract with two major beneficial changes. In the Montecristo and Rosablanca Association Contracts, Ecopetrol's interest in production and costs after a declaration of commerciality is on an individual field basis rather than being applicable to the entire contract and they provide for an additional contract term of four years in the event of the discovery of a gas field.

     The Company has completed the reprocessing of 950 miles of 2-D seismic data on the Montecristo and Rosablanca Association Contract areas and is currently evaluating the reprocessed data. The Company is considering acquisition of outside funding via farm-out or forming an alliance with a seismic contractor to complete the 1999 work obligation of acquiring 60 miles (100 kilometers) of new seismic on each block, either of which events will result in a reduction of the Company's interest in the Association Contracts. The initial interpretation of the 2-D seismic data has revealed several potential drilling prospects.

     TAPIR ASSOCIATION CONTRACT. Overview. The Company acquired an 11.875% interest in the Tapir Association Contract in April 1996. The Tapir Association Contract area consists of 233,000 gross acres located in the Llanos Basin of east central Colombia and is crossed by two oil pipelines carrying production from nearby oil fields. Other interests in the Tapir Association Contract are held by Mohave Colombia Corporation (37.5%), which serves as the operator, Doreal Energy Corporation (12.5%) and Solana Petroleum Exploration (Colombia) Ltd. (38.125%).

     Drilling Activity. In 1993, the Macarenas #1 discovery well was drilled on the Tapir Association Contract area and produced 320 Bbls/d during a short-term test, but was not completed for production. Since the well was drilled and tested, additional oil pipeline infrastructure has been built in the area. The operator plans to place the well on long-term production test after the completion of the exploratory well to determine sustainable production rates and the extent of the reservoir. The Company participated in the Mateguafa well, which was completed and tested in April 1998. The Mateguafa well has been tested at rates of 777 Bbls/d. The operator has recommended releasing 50% of the contract area rather than drill two wells in 1999. An additional exploration well necessary to maintain 50% of the contract area, the Caporal 1 well, was spud in March 1999 and is expected to reach its target depth in April 1999.

     Terms of Tapir Association Contract. The Tapir Association Contract was effective on February 6, 1995 on terms substantially similar to the Rio Seco Association Contract.

                                OTHER PROPERTIES

     AUSTRALIA. During 1998, the Company sold its interest in two Perth Basin exploration permits to a third party for total proceeds of $1.2 million. The following is a description of the Company's remaining interest in Australia, which the Company plans to divest or farm out.

     Bass Basin, Block T27P. In March 1996, the Company acquired a six-month option to purchase its interest in the block for $0.3 million and, in September 1996, exercised that option. The Company holds a 20% working interest in Block T27P, a 1,800,000 acre block in approximately 70 meters of water in the Bass Strait Basin in offshore southeastern Australia. The Bass Strait Basin has been the site of a series of gas and oil discoveries, including the Yolla Field, which is adjacent to Block T27P. The Yolla Field was discovered by Amoco in the mid-1980s and has not yet been fully appraised or developed.

     Globex Exploration, the operator of the permit with an 80% working interest, was granted the Offshore Petroleum Exploration Permit effective August 10, 1994 (the "Bass Basin Permit"). Globex completed a 620-mile 2-D seismic program on the block. The remaining work commitment on the block consists of a 3-D seismic survey and two exploration wells. Globex has selected a drillable prospect approximately 6.2 miles north of the Yolla Field and is seeking additional participants in the block to share the cost of an exploratory well which is estimated to cost approximately $9.2 million. As suitable drilling rigs were not available, Globex obtained a permit extension in the block until such rig could be contracted. Globex now plans to spud an exploratory test well in mid-1999, depending on rig availability. If the well is drilled and the Company is unsuccessful in farming-out its interest, its share of the well costs are estimated to be $1.84 million.

     PAPUA NEW GUINEA. The Company acquired 100% of exploration permit PPL-182 in southern Papua New Guinea effective June 11, 1996. The permit covers an area of 1,200,000 acres located both onshore and offshore in the Fly River Delta and the Gulf of Papua. The Company entered into an Agreement with ARCO Papua New Guinea Inc. ("ARCO") for a farm out of its interest whereby ARCO funded the Company's obligation for the twelve-month period ended July 1998 in return for an 80% interest in the exploration permit. Subsequently, the Company relinquished further rights in the property to ARCO and retained a small production payment.

                              OIL AND GAS RESERVES

     The following table sets forth estimated net proved oil and gas reserves of the Company, the estimated future net revenues before income taxes, the present value of estimated future net revenues before income taxes related to proved reserves and the standardized measure of discounted future net cash flows related to proved reserves, in each case as of December 31, 1998. All information relating to estimated net proved oil and gas reserves and the estimated future net revenues and cash flows attributable thereto is based upon a report from Ryder Scott Company Petroleum Engineers ("Ryder Scott"). All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the United States Securities and Commission (the "Commission").

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Total net proved reserves:
  Oil (MBbls)...............................................      38,719         32,160
  Gas (MMcf)................................................          --             --
  Total (MBOE)..............................................      38,719         32,160
Net proved developed reserves:
  Oil (MBbls)...............................................      20,238         11,494
  Gas (MMcf)................................................          --             --
  Total (MBOE)..............................................      20,238         11,494
Estimated future net revenues before income taxes
  (in thousands)(1).........................................    $226,175       $241,700
Present value of estimated future net revenues before income taxes
  (in thousands)(1).........................................    $115,878       $144,866
Standardized measure of discounted future net cash flows
  (in thousands)(1)(2)......................................    $ 89,850       $100,617

---------------

(1) The present value of estimated future net revenues attributable to the Company's proved reserves was prepared using constant prices as of December 31, 1998, discounted at 10% per annum on a pre-tax basis (SEC PV-10). The net price in 1998 was calculated using the December 31, 1998 price of $12.05 per barrel, less $4.50 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $7.55 per barrel. The net price for 1997 was calculated using the December 31, 1997 price of $17.00 per barrel, less $6.85 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $10.15 per barrel. The year-end 1997 costs for gravity adjustments were $1.32 per barrel higher than year-end 1998. The 1997 transportation and marketing costs included a $1.03 per barrel tariff and fee for amortization of the Guaduas to La Dorada portion of the pipeline. The pipeline costs were included in capital costs in the 1998 year-end report.

(2) The standardized measure of discounted future net cash flows represents the present value of estimated future net revenues from proved reserves after income tax, discounted at 10% per annum.

     There are numerous uncertainties inherent in estimating quantities of proved reserves, future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the existence of commercial development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates generally differ from the quantities of oil and gas ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates depends on the accuracy of the assumptions upon which they are based.

     This document contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's own estimates and on those of Ryder Scott and Servipetrol Ltd. Such estimates rely upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex and by its very nature uncertain, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by the Company or Ryder Scott and Servipetrol Ltd. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herewith. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's estimated proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 48% of the Company's total estimated proved reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations. The Company's reserve data assume that ongoing capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     The present value of future net revenues (SEC PV-10) referred to herewith should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by increases in field consumption of gas and oil and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

                                PRODUCTIVE WELLS

     The following table sets forth the productive oil and gas wells owned by the Company as of December 31, 1998:

                                                     WELLS(1)
                                            --------------------------
                                                OIL            GAS
                                            -----------    -----------
                                            GROSS   NET    GROSS   NET
                                            -----   ---    -----   ---
Colombia..................................      6   3.5(2)   0     0.0
                                                    ---            ---
     Total................................      6   3.5      0     0.0

---------------

(1) One or more completions in the same well bore are counted as one well.

(2) Before Ecopetrol's 50% acquisition rights have been exercised.

                                    ACREAGE

     The following table sets forth estimates of the developed and undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1998.

                                        DEVELOPED                   UNDEVELOPED
                                --------------------------   --------------------------
                                GROSS ACRES   NET ACRES(1)   GROSS ACRES   NET ACRES(1)
                                -----------   ------------   -----------   ------------
Colombia......................    14,521         8,379        1,019,309      601,293
Australia.....................        --            --        1,800,000      360,000
                                  ------         -----        ---------      -------
     Total....................    14,521         8,379        2,819,309      961,293

---------------

(1) Net acres are based on the Company's respective working interests and, in Colombia, are before Colombian government participation.

                               DRILLING ACTIVITY

     The following table sets forth the number of wells drilled by the Company from inception through December 31, 1998:

                                                                EXPLORATORY                   DEVELOPMENT
                                                                -----------                   -----------
                                                        PRODUCTIVE         DRY        PRODUCTIVE        DRY
                                                        -----------   -------------   -----------   -----------
                                                        GROSS   NET   GROSS    NET    GROSS   NET   GROSS   NET
                                                        -----   ---   -----    ---    -----   ---   -----   ---
Year ended December 31, 1998:
  Colombia............................................    1     0.6    5(1)   2.8(2)    0     0.0     0     0.0
                                                          ==    ===    ===    =====     ==    ===     ==    ===
Year ended December 31, 1997:
  Colombia............................................    3     1.7      0      0.0     0     0.0     0     0.0
                                                          ==    ===    ===    =====     ==    ===     ==    ===
Year ended December 31, 1996:
  Colombia............................................    2     1.2      0      0.0     0     0.0     0     0.0
  Argentina...........................................    0     0.0      1      0.3     0     0.0     0     0.0
                                                          --    ---    ---    -----     --    ---     --    ---
                                                          2     1.2      1      0.3     0     0.0     0     0.0
                                                          ==    ===    ===    =====     ==    ===     ==    ===
Year ended December 31, 1995:
  Australia...........................................    0     0.0      1      0.1     0     0.0     0     0.0
                                                          ==    ===    ===    =====     ==    ===     ==    ===

---------------

(1) Two of the exploratory wells listed as dry during 1998 are being evaluated as horizontal/lateral side-track candidates and two have not been tested.

(2) Before Ecopetrol's 50% acquisition rights have been exercised.

     Since December 31, 1998, the Company has drilled no wells. The Company is currently continuing to test one gross exploratory well (0.6 net to the Company).

                                   MARKETING

     Oil produced from the Dindal and Rio Seco Association Contract areas during long-term production tests has been sold to Ecopetrol and the Refinerie del Nare. Upon Ecopetrol's declaration of the commerciality of the Company's discovery, oil produced from the Dindal and Rio Seco Association Contract areas may be sold to Ecopetrol or to third parties. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices.

                                   REGULATION

GENERAL

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

     The Company's operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which properties may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, permits for development and operations of the field and of pipeline transportation systems, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers. Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, the Ministry of Public Works and the Ministry of the Environment.

ENVIRONMENTAL MATTERS

     The Company's operations in Colombia are subject to a variety of national, provincial, and local environmental laws and regulations governing the discharge of materials into the environment, the disposal of oil and gas wastes, and the protection of human health and environmental quality. On the federal level, the Ministry of Environment regulates all activities that could have an adverse impact on the environment and natural resources of Colombia. The Ministry requires specific environmental licenses for a variety of oil and gas exploration and production activities, and individual licenses are issued only upon completion of a detailed environmental impact study. The Company has experienced and may continue to experience delays in obtaining the federal environmental licenses and other, local environmental permits required for expansion of its operations in Colombia. Nevertheless, the Company has obtained timely environmental licenses for its global operating permit for exploration activities in the Dindal and Rio Seco Association Contract areas. The Company has applied for the necessary licenses for production and development drilling activities and is in the process of completing the environmental impact studies that must be performed in order to obtain an environmental license for the transportation plan. See "-- Colombian Properties -- Guaduas Field -- Timing of Critical Events." In addition, the Company is currently planning to commence preparation of environmental impact studies required for the issuance of environmental licenses for exploration and production activities for the Rosa Blanca and Montecristo contract areas.

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

     On March 18, 1998, the Ministry of the Environment provided notice of its intention to investigate alleged violations of environmental requirements with respect to location work on the Company's El Segundo 6-E exploratory well. The Company responded promptly to the notice from the Ministry of the Environment by reporting that all of the alleged violations had been corrected. In a subsequent site visit, Ministry officials confirmed that the alleged violations had been properly remedied. Although no assurances can be given, the Company does not expect any fines or penalties to be imposed in connection with the alleged environmental violations at the Company's El Segundo 6-E well.

     The Ministry of Environment by resolution has decided to open a list of charges against GHK Company Colombia based on alleged environmental damages, originating from the location that has been constructed for the proposed El Segundo 7-E well. The Company has experienced difficulty trying to stabilize the slopes of this location, and as a result, sediments from the location were entering a creek. At this time, remediation efforts are underway and should be completed soon. The Company has been notified that it will likely be assessed a fine for the alleged environmental damages at the El Segundo 7-E location. The Company believes that the amount accrued will be sufficient to cover remediation costs and potential fines assessed as a result of El Segundo 7-E operations.

     Furthermore, no assurance can be given that new environmental requirements will not be imposed on the Company's operations and activities, and the Company cannot predict how environmental laws and regulations will be administered or enforced in the future in Colombia and the other countries in which the Company operates. Significant changes in environmental requirements or in the administration and enforcement of environmental laws and regulations in areas where the Company operates could have a material adverse effect on the Company.

ITEM 3. LEGAL PROCEEDINGS

     On September 24, 1997, Timothy T. Stephens, formerly the President of Seven Seas Petroleum Inc., filed a lawsuit in the 164th Judicial District Court, Harris County, Texas under Cause No. 97-48443 against Seven Seas Petroleum Inc. and Mr. Robert A. Hefner III. Mr. Stephens was the President of the Company from March 1995 until May 1997. Mr. Stephens is alleging damages relating to the Company's alleged failure to timely extend stock options and is seeking a further extension of his stock option period and unspecified actual, consequential, and exemplary damages. The Company has filed an Original Answer generally denying the material allegations in Stephens' petition. The Court has set this case for trial for the two-week period beginning July 19, 1999.

     Commercial relations between the Company and International Technical Solutions Inc. (ITS), a consulting engineering firm, were terminated by the Company's operating subsidiary, GHKCC as of January 1999. ITS states that there were unfair causes for termination and has demanded that the Company pay $3.2 million to ITS. The Company and ITS are currently negotiating this claim. In the event that an agreement is not reached, however, ITS has declared that it intends to initiate an Ordinary Lawsuit before a Judge in Colombia against the Company to prove that it has the right to receive the amounts claimed. The Company has no written contract with ITS and believes the claims are substantially without merit. The Company's Colombian legal counsel is of the opinion that the likelihood of any substantial payments other than valid, existing accounts payable to ITS as a result of an Ordinary Lawsuit are remote.

     Petrolinson, S.A. and GHK Colombia (two of the Company's subsidiaries), along with Norman Rowlinson (the former owner of Petrolinson, S.A.) and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit filed in the civil circuit court of Santa Fe de Bogota, Colombia in 1998 by the heirs of Nicolas

Beltran Franco alleging that (i) a de facto company existed between Nicolas Beltran Franco and the defendants with regards to the exploration and production of the Dindal and Rio Seco Association Contract areas and that (ii) prior to the execution of the Dindal and Rio Seco Association Contracts the de facto company conducted exploration works in the Dindal and Rio Seco Association Contract areas, resulting in the plaintiffs having the right to participate in income derived from the Dindal and Rio Seco Association Contract areas. Despite the fact that none of the plaintiffs is a party to the Association Contracts, the plaintiffs are seeking 50% of the income generated by the alleged de facto company. It is unclear from the statements made in the lawsuit, however, what percentage of the Dindal and Rio Seco Association Contract areas might be covered by the plaintiffs' claims made through the alleged de facto company.

     The Company believes that this lawsuit is without merit and intends to defend the lawsuit vigorously. The Company believes that the outcome of this lawsuit will not have a material adverse effect on the Company. In May 1998, the Company's Colombian legal counsel investigated these claims and based on their review of the matter to date, are of the opinion that if the above-described claim is litigated to its conclusion the chance that the plaintiffs in such lawsuit would succeed are remote.

     Other than the foregoing, there are no material proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares have been listed on the American Stock Exchange ("AMEX") under the symbol "SEV" since January 9, 1998 and The Toronto Stock Exchange ("TSE") in Toronto, Ontario, Canada under the symbol "SVS.U" since February 10, 1997. From June 30, 1995 through February 7, 1997, the Company's common shares traded on the Canadian Dealing Network under the symbol "SVSE.U". The following table summarizes the high and low closing prices as reported on the Canadian Dealing Network for each quarterly period since the commencement of trading on June 30, 1995 through February 7, 1997 and the high and low sales prices as reported on the TSE since February 10, 1997. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted:

                                                     HIGH           LOW
                                                 ------------   ------------
1996
First Quarter..................................  Cdn   $ 6.75   Cdn   $ 0.55
Second Quarter(1)..............................  US    $10.50         $ 5.25
Third Quarter..................................         20.00           7.00
Fourth Quarter.................................         25.75          14.75
1997
First Quarter (through February 7, 1997).......        $19.00         $15.00
First Quarter (since February 10, 1997)........         17.40           9.00
Second Quarter.................................         13.10           8.25
Third Quarter..................................         14.10           9.60
Fourth Quarter.................................         20.05          11.80
1998
First Quarter..................................        $31.40         $15.75
Second Quarter.................................         26.75          17.75
Third Quarter..................................         21.10           8.60
Fourth Quarter.................................          9.75           4.75

---------------

(1) During the first quarter and the first twelve days of the second quarter of 1996, the common shares were quoted in Canadian dollars, with the high and low closing prices during such period of the second quarter being Cdn $7.25 and Cdn $5.25, respectively.

     The following table summarizes the high and low sales prices as reported on the AMEX for the periods presented below.

                                                               HIGH     LOW
                                                              ------   ------
1998
First Quarter...............................................  $31.25   $16.44
Second Quarter..............................................   26.63    17.13
Third Quarter...............................................   21.63     8.50
Fourth Quarter..............................................   10.00     4.63

     On March 24, 1999, the closing sale price of the common shares, as reported on the AMEX and the TSE were $5 1/8 per share and $5.10 per share, respectively. The number of record holders on December 31, 1998, was approximately 9,700. The Company has never declared or paid cash dividends on its common shares, and management anticipates that all earnings in the foreseeable future will be retained for development of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial data for the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herewith.

                                                                               PERIOD FROM
                                                                                INCEPTION
                                                                               (FEBRUARY 3,
                                                YEAR ENDED DECEMBER 31,          1995) TO
                                           ---------------------------------   DECEMBER 31,
                                             1998        1997        1996          1995
                                           ---------   ---------   ---------   ------------
                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
INCOME STATEMENT DATA:
  Revenue................................  $  3,797    $  1,567    $    575      $   152
  Net loss...............................   (90,199)     (7,928)     (2,195)      (2,120)
  Net loss per common share..............     (2.49)      (0.24)      (0.17)       (0.23)
  Weighted average shares outstanding....    36,204      32,505      12,972        9,247
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents..............  $ 38,147    $ 18,067    $ 10,620      $ 3,366
          Total assets...................   279,900     291,914     235,501        4,170
  Current liabilities....................    12,357       8,205       2,806          120
  Minority interest......................     9,713       4,087       1,060           --
  Stockholders' equity...................   123,098     184,163     167,667        4,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     The following discussion is intended to assist in understanding Seven Seas' financial position and results of operations for each year in the three-year period ended December 31, 1998 and for the period from inception (February 3, 1995) to December 31, 1998.

     From time to time, Seven Seas may make certain statements that provide stockholders and the investing public with "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "assume," "believe," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as part of other sections of the Company's filings with the SEC under the Securities Act and the Securities Exchange Act. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, financial position, reserves, the timing and commencement of wells and development plans, drilling results as indicated by log analysis, core samples, examination of cuttings, hydrocarbons shows while drilling and production estimates from wells drilled based upon drill stem tests and other test data, future capacity under credit arrangements, future capital expenditures, liquidity requirements, liquidity sufficiency and year 2000 compliance.

     Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation, those defined below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

     Among the factors that have a direct bearing on Seven Seas' results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the concessions; the status of existing and future contractual relationships with Ecopetrol; foreign currency fluctuation risks; Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

                                    OVERVIEW

     Seven Seas' principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian state oil company) in the Dindal and Rio Seco Association Contracts. See "Item 2. Properties -- Colombian
Properties -- Guaduas Field." As of December 31, 1998, Ryder Scott Company Petroleum Engineers ("Ryder Scott") estimated total proved recoverable reserves for the Guaduas Field of 163,303,000 Bbls, of which 38,719,235 Bbls were attributable to the Company's interest.

     The Company currently plans to focus its resources on placing the Guaduas Field on production by increments in order to achieve cash flow as soon as possible and to take advantage of the expected low equipment, service and construction cost resulting from the oil and gas industry's current depressed state. See "Item 1. Business -- Strategy for Guaduas Field Development and Pipeline Production." First production from the Guaduas Field, Increment I, should be achieved through the construction of a Portable Trucking Facility ("PTF" -- subsequently to become part of the permanent facilities) for the trucking of between 4,000 Bbls/d and 6,000 Bbls/d to a local refinery located approximately 80 miles from the Guaduas Field. The estimated net capital cost to the Company for these facilities is approximately $9.4 million. The Company estimates that it can commence PTF production in early 2000. Increment II, Early Pipeline Production, includes the construction of facilities for the production of 20,000 Bbls/d to 30,000 Bbls/d and is scheduled to go on line by year-end-2000. Increment II facilities will include the construction of a 36-mile pipeline that will connect with the existing regional OAM pipeline. Contemporaneously, the Company will drill additional development wells and one gas injection well. The Company estimates that the net capital cost of the pipeline, the production facilities and drilling the necessary wells will be approximately $14 million. The net cost of the pipeline is approximately $6.1 million.

     The Company's unrestricted cash reserves as of December 31, 1998 were $44.5 million and the Company has obligatory capital expenditure commitments of $5.3 million through year end 1999 (see "-- Liquidity and Capital Resources"). Whether the Company can achieve the Increment I and II objectives on schedule and with the Company's existing capital resources is dependant upon a number of factors, many of which are not within its control, such as timely environmental permitting, securing pipeline rights of way, obtaining Ecopetrol's agreement to commerciality under the Association Contracts and timely payments by the co-participants of their share of these costs as well as the market price of oil field equipment and services. If the Company experiences delays or cost overruns, which must be considered possible, the Company will seek other sources of financing, including project financing, industry joint ventures or like arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. The Company's expenditures for Increment II, Early Pipeline Production, may be substantially reduced by the formation of a separate company to construct the Guaduas pipeline (connecting to the OAM regional pipeline) to be owned and financed by third parties and in which the Company may have little or no equity, thereby obligating the Company to pay only a per barrel tariff on its oil transported through the pipeline and none of the capital expenditures that are currently budgeted by the Company for the construction of the pipeline.

     Furthermore, the Company will be required to obtain additional sources of financing to meet its other, multiple objectives of accelerating incremental production from the Guaduas Field beyond Increment II and delineation and exploratory drilling (see "Item 2. Properties -- Colombian Properties -- Guaduas Field -- Strategy for the Development of Oil Production by Increments and Further Exploration"). Each additional increment of field production (Increments III through V) will require additional production facilities, a pipeline expansion, the expansion of proved oil reserves through successful development and delineation drilling of the shallow Cimarrona reservoir. If external financing is obtained, the Company would anticipate drilling a delineation well on the west flank of the Guaduas structure and an exploration well to test the deep

Guaduas Field structure, depending on certain actions by Ecopetrol (see
"-- Review of 1998 Activities" concerning the effects of unanticipated events on prior Company plans).

     The Company also plans to participate in the drilling of an exploratory well on the Tapir block and to conduct seismic operations on the Rosablanca and Montecristo blocks during 1999 at an aggregate cost of $3.1 million.

                           REVIEW OF 1998 ACTIVITIES

     The Company's 1997 plan to develop the Guaduas Field, as outlined in its Form 10-K for the year ended December 31, 1997, called for the drilling of seven wells in 1998 and the first half of 1999, at a then-estimated net cost of $16.2 million, and the building of a pipeline and production facilities to produce initially 50,000 Bbls/d at an estimated net cost of $34.2 million. In 1997, management estimated that the Company could have the Guaduas Field on production during 1999. Due to a number of circumstances, however, first pipeline production is now estimated to commence year-end 2000 at a rate of 20,000 Bbls/d to 30,000 Bbls/d. The principal circumstances contributing to delays were: 1) delays caused by mechanical difficulties of both drilling and completion operations; 2) longer than anticipated production testing of wells; 3) commerciality negotiations with Ecopetrol; 4) the need to replace the entire senior management of the Company's Colombian subsidiary, GHKCC and terminate the Company's Bogota-based engineering consultants; and 5) a decision by the Colombian Supreme Court that declared the established environmental "global permitting" laws to be unconstitutional, resulting in the promulgation of new environmental laws and standards.

     As a result of the aforementioned circumstances and resulting delays, the Company actually drilled six wells and completed and extensively tested three wells during 1998 with a net cost of approximately $19.4 million for drilling and approximately $5.5 million for completion and testing. None of the three wells tested in 1998 were successful. Management believes that oil and gas shows encountered in the drilling of two of the delineation wells that did not produce during testing coupled with log and core data taken from these wells, which was generally similar to the data from the other productive wells, suggests that test production failure may have been a result of engineering and completion problems. For this reason, El Segundo 6-E and Tres Pasos 4-W are potential candidates for horizontal or lateral drilling in 1999. Management believes that in spite of the setbacks in 1998, that the substantial amount of 1997-98 production testing and engineering studies and pressure and reservoir analysis performed during the year significantly improved the Company's understanding of the Guaduas Field and its Cimarrona reservoir. Additionally the Company completed its first 3-D seismic survey covering the north half of the Guaduas structure. Use of the data recorded should lead to better locations for future development and delineation wells. Further, the Company drilled and completed the first Guaduas Field horizontal well in late-1998. Production testing began in early-1999 and unstimulated production rates of 1,100 Bbls/d to 1,666 Bbls/d indicate a commercial well with potential to produce at higher rates; however, the final results will not be known until the completion of reservoir stimulation and testing at multiple, higher rates, which are expected to take place during the second quarter of 1999. The Company also moved operational control of the Guaduas Field from Houston to Bogota and hired a team of oil professionals (see Item 1. Business -- Employees) with extensive international experience in the development of large oil fields, production facilities and pipelines to take the place of independent engineering consultants.

     As a result of the Company's extensive production testing and reservoir analysis performed by the Company's professionals, as well as Servipetrol Ltd. and Ryder Scott, the estimation of the Guaduas Field's total proved reserves increased by 31,303,000 Bbls, or by 23.7%, from 132,000,000 Bbls to 163,303,000
Bbls. The net increase for the Company was 20%, or 6,558,990 Bbls, bringing the Company's total proved reserves to 38,719,235 from 32,160,245 Bbls. The pre-tax net present value of the Company's proved oil reserves, discounted at 10%, decreased by $28,988,312 to $115,878,106 from $144,866,418 over the same period.
The decrease is the result of an oil price decrease over the period from $17.00 to $12.05, a change to the year 2000 in the expected commencement of pipeline production, and the increase in the Company's net proved reserves of 6,558,990 Bbls. The $4.95 reduction in oil price was a factor in the write-down of the Company's oil and gas properties in the pre-tax amount of $129.8 million (after tax $84.4 million) (see "-- Results of Development Stage Operations").

     In summary, management believes that, without unforeseen cost overruns or further delays and with additional delineation drilling, completion and reservoir knowledge, and the use of 3-D seismic and horizontal drilling employed by the Company's new professional team, that the Company will be able to carry the strategies described herein in a timely manner.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $40.8 million, net of restricted investments, and unrestricted cash resources of $44.5 million as of December 31, 1998. The Company's unrestricted cash resources as of February 28, 1999 are $36.5 million. The Company's non-discretionary capital commitments for the remainder of 1999 as of February 28, 1999 are approximately $5.3.

     The Company's activities from its inception through December 31, 1998 were funded primarily by the proceeds from private placements of the Company's securities, including the Company's common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions are as follows:

     (i) Exchangeable Notes. In August 1997, the Company issued $25 million of 6% Exchangeable Notes (the "Exchangeable Notes") in a private transaction with institutional and accredited investors. The Exchangeable Notes accrued interest at a rate of per annum and were payable on December 31 and June 30 in each year, commencing December 31, 1997. The Exchangeable Notes were scheduled to mature on August 7, 2003.

     The Exchangeable Notes were exchanged for a like principal amount of 6% Convertible Debentures on August 5, 1998. The 6% Convertible Debentures were converted on August 6, 1998 into Units consisting of 2,173,901 common shares and warrants exercisable for 1,086,957 common shares. The warrants expired on February 5, 1999. The Company received proceeds of $0.3 million from the exercise of 18,913 warrants.

     (ii) Senior Notes. In May 1998, the Company completed the offering of $110 million of 12 1/2% Senior Notes due May 15, 2005 (the "Senior Notes") and received net proceeds of approximately $106 million, of which approximately $37.8 million has been held in a separate account or in escrow to provide for the first three years of interest payable under the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 1998. The Senior Notes mature on May 15, 2005. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002, at the prescribed redemption price, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption. Notwithstanding the foregoing, at any time prior to May 15, 2001, the Company may redeem up to 33 1/3% of the original aggregate principal amount of the Senior Notes with a portion of the net proceeds of an equity or strategic investor offering, provided that at least 66 2/3% of the original aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. The Senior Notes may also be redeemed at the option of the Company, in whole but not in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the redemption date in the event of certain changes affecting withholding taxes applicable to certain payments on the Senior Notes. Upon the occurrence of a change of control, (i) unless the Company redeems the Senior Notes as provided in clause (ii) below, the Company will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of purchase, and (ii) the Company will have the option, at any time prior to May 15, 2002, to redeem the Senior Notes, in whole but not in part at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

     The Senior Notes are senior obligations of the Company and rank pari passu in right and priority of payment with all existing and future senior indebtedness of the Company.

     Proposed Credit Facility. During 1998, the Company executed a commitment letter with Banque Paribas for a $25 million senior secured revolving credit facility; however, due to delays in resolving issues regarding Canadian withholding taxes on interest payments, a satisfactory loan agreement was not concluded and the commitment letter provided by Banque Paribas expired.

     Colombia. In 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts through its participation in El Segundo 1-E, the Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $153.1 million in the aggregate at that time. In 1997, the Company acquired an additional 6% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $25.0 million in the aggregate at that time. From inception through December 31, 1998, the Company had capital expenditures of $68.7 million for the acquisition, exploration, and development of its oil and gas properties including $65.5 million with respect to its interests in Colombia.

     The Company's estimated capital expenditures assume in each case that each of the associates in the Association Contracts approves and pays its proportionate share of capital expenditures. Under the terms of the Association Contracts, if a commercially feasible discovery is made, the Colombian national oil company ("Ecopetrol") may acquire a 50% interest in the property, and the interests of all other parties to the contract, including the Company, will be reduced by 50%. Ecopetrol will bear 50% of the associated development costs and will reimburse the other associates for 50% of certain exploration activities. The Association Contracts require Ecopetrol's participation in the production facilities. The Company expects that Ecopetrol will participate to the extent of 50% of the pipeline and infrastructure costs. No assurances can be given, however, that an agreement will be reached on these terms and the Company may be required to fund amounts greater than the amounts presented as the Company's net share. Ecopetrol retains the right not to participate initially in the development. In this case, the associates can develop the Guaduas Field under a sole risk provision, and will be required to invest 100% of the development costs. After the associates have recovered 200% of the costs invested for development plus 50% of certain exploration costs, Ecopetrol will become a participant in the project at a 50% interest (see
"Business -- Properties -- Terms of Association Contracts and Related Matters").

     Total 1999 capital expenditures on the Company's non-operated Tapir Association Contract area are estimated to be $0.6 million. Such expenditures will be made to complete the Mateguafa 1 well, which was drilled in 1998, and to drill one more exploratory wells on the block.

     To date, all oil revenues have been due to the Company's share of crude oil produced during production testing of the Company's wells on the Guaduas Field. Although the Company intends to continue to sell oil resulting from production tests, significant commercial production is not expected until further development of the field through the drilling and re-drilling and completion of additional wells and construction of production and pipeline transportation facilities. The Company has completed plans for the construction of pipeline and production facilities at the Guaduas Field. Permitting and the purchasing of equipment and supplies for pipeline and production facilities are now proceeding. Anticipated completion of Increment II at 20,000 Bbls/d to 30,000 Bbls/d is year-end 2000 (see Item 2. Properties -- Colombian
Properties -- Guaduas Field -- Strategy for the Development of Oil Production by Increments and Further Exploration).

     The Company plans to conduct seismic operations on the Montecristo and Rosablanca Association Contract areas in 1999 for an estimated cost of $2.5 million. The Company is considering acquisition of outside funding via farm-out or forming an alliance with a seismic contractor to complete this work. Either of these events will result in a reduction of the Company's interest.

     Australia. The Company is in the process of eliminating any mandatory capital commitments outside of Colombia. In the Bass Strait Basin offshore southeast Australia, the Company is seeking to farm out its interests. If the Company does not farm-out its interests in this prospect and an exploratory well is drilled during 1999, the Company will have an estimated $2.2 million capital commitment for this prospect during 1999.

     In 1998, the Company completed the sale of its 11.77% working interest in the Perth Basin in Western Australia for approximately $0.9 million in cash and the reimbursement of approximately $0.3 million for certain capital expenditures.

     Papua New Guinea. The Company entered into an Agreement with ARCO Papua New Guinea Inc. ("ARCO") for a farm out of its interest whereby ARCO funded the Company's obligation for the twelve-month period ended July 1998 for an 80% interest in the subject exploration permit. Subsequently, the Company relinquished its rights in the property to ARCO, retaining a small production payment. The Company has no remaining required capital expenditures.

              ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

     The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles in the United States of America.

     The Company's exploration and development activities have not generated a substantial amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "Deficit accumulated during the development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from the Company's inception. The statement of cash flows shows inflows and outflows for each period presented and from the Company's inception. The statement of stockholders' equity presents the date and number of shares of each class of security issued for cash or other consideration and the dollar amount assigned. In addition, the Notes to Consolidated Financial Statements are required to identify the enterprise as development stage.

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997 and 1998. The Company capitalized interest of $9.8 million and $0.6 million in 1998 and 1997, respectively.

     The capitalized costs of oil and gas properties in each cost center are amortized on the composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves are involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

     As of December 31, 1998, the Company's exploration and development activities have not generated significant revenues. As a result, the Company's historical results of operations have been presented as a development stage company; thus, period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be highly dependent upon the success of the Company's Guaduas Field operations.

                    RESULTS OF DEVELOPMENT STAGE OPERATIONS

     To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $.02 million, $0.8 million, and $0.2 million in 1998, 1997, and 1996, respectively. Lease operating expenses were $0.9 million, $0.9 million, and $0.3 million in 1998, 1997, and 1996, respectively. The Company tested four wells in 1997 and two wells in 1996. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

     Oil production in Colombia (net to the Company, including minority interest) of 1,997 barrels, 56,546 barrels and 14,188 barrels in 1998, 1997, and 1996, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $8.14 per barrel in 1998, $13.79 per barrel in 1997, and $16.47 per barrel in 1996. Production in 1998 was substantially lower than in 1997 because the Company's testing program required that the wells be shut-in for pressure build up tests during much of the year 1998. In January 1999, production testing began again from the Tres Pasos 1-W Horizontal and will be conducted throughout much of the first quarter of the year. Later in 1999 the Company plans additional production testing.

     Interest income was $3.8 million, $0.8 million and $0.3 million in 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was the consequence of higher cash and investment balances resulting from the issuance of the Senior Notes in May 1998. The increase from 1996 to 1997 was the consequence of higher cash balances resulting from the issuance of $25 million of Exchangeable Notes in August 1997.

     General and administrative costs were $9.8 million, $8.7 million, and $2.5 million in 1998, 1997, and 1996, respectively. The costs incurred during 1997 included approximately $1.5 million of severance and $2.1 million of related compensation costs associated with the resignation of former officers. The costs incurred during 1998 included $2.1 million relating to costs incurred conducting feasibility studies for the proposed construction of pipeline and production facilities and other development activities in Colombia. The remaining $2.6 million increase in general and administrative expenses from 1997 to 1998 was primarily attributable to a $1.1 million increase in personnel costs, including salaries, benefits, travels, rents, and insurance due to increased personnel in both the U.S. and Colombia as well as the expansion of operations in Colombia. In addition, the Company incurred $0.8 million in professional services and consulting fees and accrued $0.7 million for certain commitments and contingencies. The increase from 1996 to 1997 was primarily attributable to severance costs paid to former executive officers and recognition of compensation expense related to a change in the exercise period of stock options held by such executives. In addition, the Company expanded its operating activities and significantly added to its professional staff in the U.S. and Colombia.

     Depreciation and amortization was $0.7 million, $0.1 million, and $0.1 million in 1998, 1997, and 1996, respectively. The increase from 1997 to 1998 was primarily attributable to the amortization of costs incurred on the issue of the Senior Notes in May 1998 and the Exchangeable Notes in August 1997 (see "Liquidity and Capital Resources"). The remaining increase resulted from higher depreciation costs relating to the increase in fixed assets. As of December 31, 1998, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

     As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. At December 31, 1998, the Company recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of five non-commercial exploratory wells.

     The Company incurred net losses of $90.2 million, $7.9 million, and $2.2 million for the years ended December 31, 1998, 1997, and 1996, respectively. The 1998 loss includes a non-cash write-down of $129.8 million pre-tax or $84.4 million after tax.

                                COLOMBIAN TAXES

     The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

                              YEAR 2000 DISCLOSURE

     The "Year 2000 Issue" is a general term used to refer to certain business implications of the arrival of the new millennium. In simple terms, on January 1, 2000, all hardware and software systems which use the two-digit year convention could fail completely or create erroneous data as a result of the system failing to recognize the two digit internal date "00" as representing the Year 2000.

     The Company does not believe that its internal systems and operations have any material issues with respect to Year 2000 compliance and does not anticipate incurring significant remediation costs, if any. The Company has a limited operating history and is engaged solely in the exploration, development and production of oil and natural gas in Colombia. As such, the Company engages in few transactions and has minimum reliance on the hardware and software systems of third parties. Further, the Company's hardware and software systems are relatively new, widely utilized and the Company has been advised that all of these systems are Year 2000 compliant. The Company's internal dependence on information systems and other operating equipment that could potentially require remedial action to become Year 2000 compliant is low. Accordingly, the risk of operation disruptions and the corresponding risk of liability for disruptions caused by non-Year 2000 compliant systems are not of major concern to the Company.

     One of the next phases in the development of the Guaduas Field is the transportation and marketing of crude oil to be produced from the Company's properties. The Company is engaged in negotiations with oil pipeline, construction and engineering firms to construct its processing, storage and related facilities and a 36-mile pipeline from the Guaduas Field to the existing Oleoducto Alto Magdalena ("OAM") pipeline, which terminates at Vasconia. Beyond Vasconia, the Company's oil production may be transported to the export terminal at Covenas via the two existing pipeline systems, Oleducto de Colombia ("ODC"). The Company has retained Brown & Root Energy Services and Technivance Brown & Root S.A. to conduct planning and engineering studies for its planned pipeline and associated compression facilities from the Guaduas Field and intends that the technology employed in its own delivery systems will be Year 2000 compliant. The Company has also asked these consultants to review any Year 2000 risks associated with the planned interconnection of its delivery systems with the OAM, ODC and OCENSA pipelines, and is reviewing the OAM delivery systems in conjunction with its current negotiations with the operator of that pipeline. The Company or the consultants will review and, where necessary, rectify the Year 2000 risks associated with interconnections to the OAM and ODC pipelines. The Company is not currently aware of Year 2000 limitations affecting the computer systems that control these third party pipeline systems that would compromise the operation of such systems. Moreover, the Company would not be responsible for remediation costs associated with such computer systems should any technical problems arise. However, in the event a pipeline was rendered inoperable as a result of Year 2000 issues affecting its operating systems, the Company may be required to rely on less efficient alternate delivery systems, such as tanker trucks, to transport any oil production to market.

     As the Company develops its infrastructure at the Guaduas Field, it will continue to monitor Year 2000 compliance issues as they relate to equipment supplied by its vendors and contractors. Since the Company does not currently supply significant oil production to its customers, and no supply contracts have been entered into in respect of the Guaduas Field production, the Company is unable to assess the significance of Year 2000 issues affecting potential customers at this stage in its operations.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Seven Seas is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

     Commodity Risk. The Company's exposure in the commodity pricing applicable to its oil and natural gas production is currently minimal due to the small amounts of oil and gas produced to date. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing are expected to be minor until such time as the Company produces commercial quantities of oil and gas.

     Interest Rate Risk. The Company considers its interest rate risk exposure to be minimal as a result of a fixed interest rate on the $110 million 12 1/2% Senior Notes. The Company currently has no open interest rate swaps agreements.

     Foreign Currency Exchange Rate Risk. The Company conducts business in several foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures. However, because predominately all transactions in Seven Seas' existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Exposure from transactions in currencies other than the U.S. dollars is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Seven Seas Petroleum Inc. and Subsidiaries
Report of Independent Public Accountants....................    36
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    37
Statements of Consolidated Operations and Accumulated
  Deficit for the years ended December 31, 1998, 1997 and
  1996 and from Inception (February 3, 1995) to December 31,
  1998......................................................    38
Statements of Consolidated Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996 and from
  Inception (February 3, 1995) to December 31, 1998.........    39
Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996 and from Inception (February 3, 1995)
  to December 31, 1998......................................    40
Notes to Financial Statements...............................    42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seven Seas Petroleum Inc.:

     We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation in the development stage, see Note 1) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 and for the period from inception (February 3, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 and for the period from inception to December 31, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 25, 1999

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                                1998        1997
                                                              ---------   --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $  38,147   $ 18,067
  Short-term investments....................................      6,399         44
  Restricted short-term investments.........................     13,244         --
  Accounts receivable.......................................      6,562      3,865
  Interest receivable.......................................        532         --
  Inventory.................................................      1,316         --
  Prepaids and other........................................        225        118
                                                              ---------   --------
                                                                 66,425     22,094
Note receivable from related party..........................        200        200
Restricted long-term investments............................     18,658         --
Land........................................................      1,257         --
Evaluated oil and gas properties, full-cost method..........     74,993     46,117
Unevaluated oil and gas properties, full-cost method........    113,116    221,713
Fixed assets, net of accumulated depreciation of $232 at
  December 31, 1998 and $43 at December 31, 1997............      1,357        304
Other assets, net of accumulated amortization of $461 at
  December 31, 1998 and $194 at December 31, 1997...........      3,894      1,486
                                                              ---------   --------
          TOTAL ASSETS......................................  $ 279,900   $291,914
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  10,058   $  6,885
  Interest payable..........................................      1,719         --
  Accrued compensation......................................         --      1,228
  Other accrued liabilities.................................        580         92
                                                              ---------   --------
                                                                 12,357      8,205
Long-term debt..............................................    110,000     25,000
Deferred income taxes.......................................     24,732     70,459
Minority interest...........................................      9,713      4,087
COMMITMENTS AND CONTINGENCIES (Note 10)
  STOCKHOLDERS' EQUITY
Share capital --
  Authorized unlimited common shares without par value;
     37,778,420 and 35,071,606 issued and outstanding at
     December 31, 1998 and 1997, respectively...............    222,447    196,406
  Authorized unlimited Class A preferred shares without par
     value; none outstanding................................         --         --
  Warrants for common share -- 1,068,044 and none
     outstanding at December 31, 1998 and December 31, 1997,
     respectively...........................................      3,093         --
  Deficit accumulated during development stage..............   (102,442)   (12,243)
  Treasury stock; 29 shares held at December 31, 1998 and
     December 31, 1997......................................         --         --
                                                              ---------   --------
          Total Stockholders' Equity........................    123,098    184,163
                                                              ---------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 279,900   $291,914
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      CUMULATIVE
                                                                                      TOTAL FROM
                                                                                      INCEPTION
                                                                                     (FEBRUARY 3,
                                                   YEAR ENDED DECEMBER 31,             1995) TO
                                           ---------------------------------------   DECEMBER 31,
                                              1998          1997          1996           1998
                                           -----------   -----------   -----------   ------------
REVENUE
  Crude oil sales........................  $        16   $       780   $       234   $     1,029
  Interest income........................        3,781           787           341         5,062
                                           -----------   -----------   -----------   -----------
                                                 3,797         1,567           575         6,091
EXPENSES
  General and administrative.............        9,761         8,714         2,455        22,001
  Oil and gas operating expenses.........          942           907           253         2,102
  Depreciation and amortization..........          674           148           111           971
  Writedown of proved oil & gas
     properties..........................      129,789            --            --       129,789
  Gain on sale of exploration
     properties..........................         (577)           --            --          (546)
  Dry hole and abandonment costs.........                         17             5         1,145
  Geological and geophysical.............           --            27            10            47
  Other (income) expense.................          (97)          (24)           --          (122)
                                           -----------   -----------   -----------   -----------
                                               140,492         9,789         2,834       155,387
NET LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST...............................     (136,695)       (8,222)       (2,259)     (149,296)
INCOME TAX BENEFIT.......................      (45,718)           --            --       (45,718)
                                           -----------   -----------   -----------   -----------
NET LOSS BEFORE MINORITY INTEREST........      (90,977)       (8,222)       (2,259)     (103,578)
MINORITY INTEREST........................          778           294            64         1,136
                                           -----------   -----------   -----------   -----------
NET LOSS.................................      (90,199)       (7,928)       (2,195)     (102,442)
                                           -----------   -----------   -----------   -----------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  period.................................      (12,243)       (4,315)       (2,120)           --
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of period.......  $  (102,442)  $   (12,243)  $    (4,315)  $  (102,442)
                                           ===========   ===========   ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE..................................  $     (2.49)  $     (0.24)  $     (0.17)  $     (4.45)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING............................   36,203,713    32,504,872    12,971,871    23,036,678
                                           ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              COMMON STOCK           PREFERRED STOCK           SPECIAL WARRANT
                                                         ----------------------   ----------------------   ------------------------
                                           DATE            NUMBER       AMOUNT      NUMBER       AMOUNT       NUMBER       AMOUNT
                                     -----------------   -----------   --------   -----------   --------   ------------   ---------
Issuance of common share to
 founder...........................  February 3, 1995              1   $     --            --   $     --             --   $      --
Issuance of common shares to
 founder for cash..................  February 27, 1995       999,999         --            --         --             --          --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................  March 22, 1995        4,000,000      1,000            --         --             --          --
Issuance of common shares in
 private placements for cash (0.75
 per share)........................  May 31, 1995          5,687,666      4,266            --         --             --          --
                                     June 9, 1995            979,000        734            --         --             --          --
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share)........................  May 31, 1995            284,383        213            --         --             --          --
                                     June 9, 1995             48,950         37            --         --             --          --
                                     May 31-June 9,
Less: Common share issuance cost...  1995                         --       (250)           --         --             --          --
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................  June 29-30, 1995        680,464        170            --         --             --          --
Net loss...........................                               --         --            --         --             --          --
                                                         -----------   --------   -----------   --------   ------------   ---------
BALANCE AT DECEMBER 31, 1995.......                       12,680,463      6,170            --         --             --          --
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........  March 15, 1996               --         --            --         --      2,000,000       5,096
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................  April 29, 1996           10,000         79            --         --             --          --
Purchase Treasury Stock ($8.00 per
 share)............................  June 26, 1996                --         --            --         --             --          --
Exercise of stock options for cash
 ($.75 per share)..................  Jan.-- June 1996        305,000        229            --         --             --          --
Exercise of stock options for cash
 ($7.125 per share)................  April 29, 1996           10,000         71            --         --             --          --
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....  July 26, 1996                --         --     5,002,972     45,652             --          --
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................  July 26, 1996                --         --            --         --     11,774,171     107,439
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................  October 16, 1996             --         --            --         --        500,000       7,013
Exercise of stock options for cash
 ($.75 per share)..................  July-Dec 1996           310,333        233            --         --             --          --
Net loss...........................                               --         --            --         --             --          --
                                                         -----------   --------   -----------   --------   ------------   ---------
BALANCE AT DECEMBER 31, 1996.......                       13,315,796      6,782     5,002,972     45,652     14,274,171     119,548
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......  February 7, 1997     11,774,171    107,439            --         --    (11,774,171)   (107,439)
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................  February 7, 1997      5,002,972     45,652    (5,002,972)   (45,652)            --          --
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................  February 7, 1997        500,000      7,013            --         --       (500,000)     (7,013)
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................  February 7, 1997      2,000,000      5,096            --         --     (2,000,000)     (5,096)
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....  March 5, 1997         1,000,000     18,550            --         --             --          --
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................  March 14, 1997        1,000,000      3,500            --         --             --          --
Exercise of stock options
 ($.75-- $10.90 per share).........  Jan. -- Dec, 1997       478,667      2,374            --         --             --          --
Net loss...........................                               --         --            --         --             --          --
                                                         -----------   --------   -----------   --------   ------------   ---------
BALANCE AT DECEMBER 31, 1997.......                       35,071,606    196,406            --         --             --          --
Exercise of stock options
 ($.75 -- $10.90 per share)........  Jan. -- Dec, 1998       514,000      5,351
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....  August 6, 1998        2,173,901     20,351                               1,086,957       3,148
Exercise of warrants ($15.00 per
 share)............................  August 12, 1998          18,913        339                                 (18,913)        (55)
Net loss...........................                               --         --            --         --             --          --
                                                         -----------   --------   -----------   --------   ------------   ---------
BALANCE AT DECEMBER 31, 1998.......                       37,778,420   $222,447            --   $     --      1,068,044   $   3,093
                                                         ===========   ========   ===========   ========   ============   =========

                                                         DEFICIT
                                                       ACCUMULATED
                                     TREASURY STOCK       DURING
                                     ---------------   DEVELOPMENT
                                     NUMBER   AMOUNT      PHASE        TOTAL
                                     ------   ------   ------------   --------
Issuance of common share to
 founder...........................    --     $  --     $      --     $     --
Issuance of common shares to
 founder for cash..................    --        --            --           --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................    --        --            --        1,000
Issuance of common shares in
 private placements for cash (0.75
 per share)........................    --        --            --        4,266
                                       --        --            --          734
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share)........................    --        --            --          213
                                       --        --            --           37
Less: Common share issuance cost...    --        --            --         (250)
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................    --        --            --          170
Net loss...........................    --        --        (2,120)      (2,120)
                                      ---     -----     ---------     --------
BALANCE AT DECEMBER 31, 1995.......    --        --        (2,120)       4,050
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........    --        --            --        5,096
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................    --        --            --           79
Purchase Treasury Stock ($8.00 per
 share)............................    29        --            --           --
Exercise of stock options for cash
 ($.75 per share)..................    --        --            --          229
Exercise of stock options for cash
 ($7.125 per share)................    --        --            --           71
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....    --        --            --       45,652
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................    --        --            --      107,439
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................    --        --            --        7,013
Exercise of stock options for cash
 ($.75 per share)..................    --        --            --          233
Net loss...........................    --        --        (2,195)      (2,195)
                                      ---     -----     ---------     --------
BALANCE AT DECEMBER 31, 1996.......    29        --        (4,315)     167,667
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......    --        --            --           --
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................    --        --            --           --
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................    --        --            --           --
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................    --        --            --           --
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....    --        --            --       18,550
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................    --        --            --        3,500
Exercise of stock options
 ($.75-- $10.90 per share).........    --        --            --        2,374
Net loss...........................    --        --        (7,928)      (7,928)
                                      ---     -----     ---------     --------
BALANCE AT DECEMBER 31, 1997.......    29        --       (12,243)     184,163
Exercise of stock options
 ($.75 -- $10.90 per share)........                                      5,351
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....                                     23,499
Exercise of warrants ($15.00 per
 share)............................                                        284
Net loss...........................                       (90,199)     (90,199)
                                      ---     -----     ---------     --------
BALANCE AT DECEMBER 31, 1998.......    29     $  --     $(102,442)    $123,098
                                      ===     =====     =========     ========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              CUMULATIVE
                                                                                              TOTAL FROM
                                                                                              INCEPTION
                                                                                             (FEBRUARY 3,
                                                                YEAR ENDED DECEMBER 31,        1995) TO
                                                              ----------------------------   DECEMBER 31,
                                                                1998      1997      1996         1998
                                                              --------   -------   -------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(90,199)  $(7,928)  $(2,195)   $(102,442)
  Add (subtract) items not requiring (providing) cash:
  Compensation expense......................................        --     2,140        --        2,140
  Minority interest.........................................      (778)     (294)      (64)      (1,136)
  Common stock contribution to 401(k) retirement plan.......        --        --        79           79
  Depreciation and amortization.............................       679       148       111          976
  Writedown of proved oil & gas properties..................   129,789        --        --      129,789
  Gain on sale of exploration properties....................      (577)       --        --         (546)
  Dry hole and abandonment costs............................        --        17        --        1,140
  Gain on sale of marketable securities.....................        (6)       --        --           (6)
  Deferred income tax benefit...............................   (45,727)       --        --      (45,727)
  Changes in working capital excluding changes to cash and
    cash equivalents:
    Accounts receivable.....................................    (3,238)   (2,082)     (316)      (5,680)
    Interest receivable.....................................      (532)       --        --         (532)
    Inventory...............................................    (1,316)       --        --       (1,316)
    Prepaids and other, net.................................      (107)     (118)       --         (225)
    Accounts payable........................................     4,218     1,389       (17)       5,710
    Other accrued liabilities...............................       487      (153)      243          579
                                                              --------   -------   -------    ---------
  Cash Flow Used in Operating Activities....................    (7,307)   (6,881)   (2,159)     (17,197)
                                                              --------   -------   -------    ---------
  INVESTING ACTIVITIES
  Exploration of oil and gas properties.....................   (49,979)  (16,360)   (4,309)     (72,345)
  Purchase of land..........................................    (1,257)       --        --       (1,257)
  Purchase of investments...................................   (38,301)       --        --      (38,301)
  Proceeds from acquisition.................................        --        --       630          630
  Proceeds from sale of property............................     1,163        --        --        1,247
  Proceeds from sale of marketable securities...............        50        --        --           50
  Note receivable from related party........................        --      (200)       --         (200)
  Other asset additions.....................................    (1,242)     (280)      (64)      (1,756)
                                                              --------   -------   -------    ---------
  Cash Flow Used in Investing Activities....................   (89,566)  (16,840)   (3,743)    (111,932)
                                                              --------   -------   -------    ---------
  FINANCING ACTIVITIES
  Proceeds from special warrants issued.....................       284        --    12,109       12,393
  Proceeds from share capital issued........................     3,972     4,962       533       15,466
  Proceeds from additional paid-in capital contributed......        --        --         1            1
  Proceeds from issuance of long-term debt..................   110,000    25,000        --      135,000
  Costs of issuing long-term debt...........................    (4,248)   (1,573)       --       (5,821)
  Contributions by minority interest........................     6,945     2,779       513       10,237
                                                              --------   -------   -------    ---------
  Cash Flow Provided by Financing Activities................   116,953    31,168    13,156      167,276
                                                              --------   -------   -------    ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    20,080     7,447     7,254       38,147
  Cash and cash equivalents, beginning of period............    18,067    10,620     3,366           --
                                                              --------   -------   -------    ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $ 38,147   $18,067   $10,620    $  38,147
                                                              ========   =======   =======    =========

   The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:

     The Company incurred interest costs of $9.8 million and $0.6 million for the years ended December 31, 1998 and 1997, respectively. Such amounts were capitalized during the respective periods.

     Cash paid for interest for the year ended December 31, 1998 and 1997 was $8.1 million and $.6 million, respectively.

     The Company paid $30,000 for estimated income taxes during the year ended December 31, 1998.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DEVELOPMENT STAGE OPERATIONS:

     Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are collectively a development stage enterprise engaged in the exploration, development and production of oil and natural gas, primarily in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Field" (formerly known as "Emerald Mountain"), which is on the Emerald Mountain structure and located in an area defined by the Rio Seco and Dindal Association Contracts (the "Association Contracts"), which cover a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the two Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. The Company has no significant income producing properties and its principal assets, its interests in the Association Contracts, are in the early stage of exploration and development. Since inception through December 31, 1998, the Company incurred cumulative losses of $102.4 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

     To date, the Company has spent $242.8 million to acquire and $75.6 million to delineate the reserve potential of the Guaduas Field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 1,666 to 13,123 Bbls per day. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of December 31, 1998, the Guaduas Field had produced approximately 300,000 barrels of oil during various testing procedures. Except for additional production testing and further reservoir evaluation, continuous production of the Guaduas Field will not commence prior to installation of the infrastructure necessary to produce and transport continuous oil production.

     The Company anticipates exploring and developing the Guaduas Field in increments designed to optimize cash flows that can be reinvested into further delineation and development of the field. These planned increments, starting with an approximate 5,000 Bbl per day portable trucking facility (expected to be in operation in early-2000) followed by an approximate 25,000 Bbls/d pipeline facility (expected to be operational by year-end 2000) and culminating with an approximate 250,000 Bbl per day pipeline facility (expected to be in operation in early-2005) would be phased in as capital is available to fund the necessary delineation and development drilling, production facility and transportation facility expenditures.

     These plans are further dependent upon the timing of a global operating license allowing development in the Association Contract areas; environmental and rights-of-way permits for production and transportation facilities; cost and timeliness of construction activities; availability of transportation on third party pipeline systems; and the timing of a commerciality agreement with Ecopetrol. Approval of commerciality by Ecopetrol is a critical part of the Company's strategy as Ecopetrol will bear fifty percent of all costs for development and production subsequent to the date commerciality is declared. Although the Company has reason to believe that a commerciality agreement can be reached with Ecopetrol, if the commerciality agreement is not in place before December 1999 the Company will not be able to proceed as planned.

     As of December 31, 1998, the Company had cash and cash equivalents of $38.1 million and commitments under existing oil and gas agreements of $5.3 million in 1999. Based on available capital resources, the Company believes that it will be able to make its commitments and fund its exploration and development plan through 1999. To the extent the Company experiences delays or cost overruns in the development plan, the Company will be required to seek additional financing to meet its commitments and to carry out its exploration and development plan through 2000. The continued exploration and development of the Company's current properties is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

is unsuccessful in constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt.

     Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the concessions; the status of existing and future contractual relationships with Ecopetrol; foreign currency fluctuation risks; Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; difficulties and risks associated with operating in Colombia.

2. BUSINESS COMBINATION:

     On June 29, 1995 the Supreme Court of British Columbia approved the May 5, 1995 amalgamation of Seven Seas and Rusty Lake Resources Ltd. Stockholders of Rusty Lake Resources Ltd. Were issued one common share in Seven Seas, the new company after the amalgamation, for each 35 common shares held in Rusty Lake Resources Ltd. Additional shares of Seven Seas were issued in settlement of certain indebtedness of Rusty Lake Resources Ltd. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were recorded at the fair value and Rusty Lake Resources Ltd. Has been prospectively reflected in the Company's financial statements since June 29, 1995.

     On July 26, 1996 the Company acquired 100 percent of the outstanding stock which represented 100 percent of the voting shares held in GHK Company Colombia and Esmeralda LLC. Additionally, on the same date, the Company acquired 62.963 percent of the outstanding shares and voting stock in Cimarrona LLC. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the operations of the acquired entities have been reflected in the Company's financial statements since July 26, 1996. As consideration for the increased interest from these acquisitions, Seven Seas issued to the stockholders in GHK Company Colombia, Esmeralda LLC and Cimarrona LLC a combination of preferred shares and special warrants which were exchangeable into a total of 16,777,143 common shares upon the earlier of the approval of a prospectus qualifying the exchange, or one year from the closing of the transaction. Of the 16,777,143 preferred shares and special warrants, 5,002,972 preferred shares were issued for all of the common shares in GHK Company Colombia, 4,469,028 special warrants were issued for all of the common shares in Esmeralda LLC, and 7,305,143 special warrants were issued for 62.963 percent of the common shares in Cimarrona LLC. The remaining 37.037 percent interest in Cimarrona LLC represents a minority interest which is reflected as such on the balance sheet. The 16,777,143 preferred shares and special warrants were recorded based on the closing stock price of Seven Seas on July 26, 1996 at $9.125 per share totaling $153.1 million. Collectively, the acquisition of these three companies resulted in the purchase of an additional 36.7 percent participating interest in the Association Contracts in which the Company previously held a 15 percent participating interest. All three entities were oil and gas exploration companies whose only material asset was the participating interest they held in the Association Contracts in Colombia. Net assets acquired include $217.1 million assigned to oil and gas properties and other nominal net working capital, less amounts attributable to the minority interest in Cimarrona LLC. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $64.0 million of deferred Colombian and U.S. income taxes was also recorded in this acquisition (see Note
5) and is included in the amount assigned to oil and gas properties. Income and expenditures incurred by these three entities after July 26, 1996 are included in the statements of operations and accumulated deficit for the years ended December 31, 1998 1997 and 1996.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Of the 16,777,143 preferred shares and special warrants issued, 11,744,000 are held subject to an escrow agreement, whereby one third of the securities are released each year for three years. The securities may be released earlier based upon a valuation of the Seven Seas interests in the Association Contracts. As of July 26, 1998, two-thirds of the 11,744,000 common shares or 7,829,334 common shares was released from escrow pursuant to the escrow agreement.

     On February 7, 1997 approvals were granted by the Ontario Securities Commission, British Columbia Securities Commission and the Alberta Securities Commission for the prospectus filed to qualify 11,774,171 special warrants and 5,002,972 preferred shares which were automatically converted to common shares. These shares were issued in connection with the acquisition of a 36.7 percent participating interest in the Association Contracts in Colombia by the Company on July 26, 1996, as described above.

     On March 5, 1997 the Company acquired 100 percent of the outstanding voting stock held in Petrolinson, S.A. The terms of the transaction were agreed to in a letter of intent dated November 22, 1996. The principal asset owned by Petrolinson, S.A. is a six percent participating interest in the Association Contracts. As consideration for the six percent participating interest in the Association Contracts, Seven Seas issued to the sole shareholder in Petrolinson, S.A. 1,000,000 common shares of Seven Seas Petroleum Inc. The common shares issued to the sole shareholder of Petrolinson, S.A. were subject to an escrow agreement, the terms of which provided for a 120 day escrow of shares commencing from March 5, 1997 with an option by the Company to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the sole shareholder of Petrolinson, S.A. were released from escrow on July 3, 1997, in accordance with the escrow agreement as described above. This six percent interest will be carried through exploration by the other 94 percent participating interest parties. This transaction was reflected in 1997 as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the acquired operations have been reflected in the Company's financial statements since March 5, 1997. The 1,000,000 common shares were recorded at a price of $18.55, based on the weighted average closing stock price of Seven Seas for the period beginning 30 days prior to and ending 30 days subsequent to the date the letter of intent was signed, November 22, 1996, which represented a transaction cost of $18.6 million. Net assets acquired include $25.0 million assigned to oil and gas properties (most of which is subject to future evaluation based on further appraisal drilling) and other nominal net working capital. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $6.5 million of deferred Colombian income tax was also recorded in this acquisition (see Notes 3 and 5) and is included in the amount assigned to oil and gas properties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company follows U.S. generally accepted accounting principles. A summary of the Company's significant policies is set out below:

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used. Significant estimates include depreciation, depletion and amortization of proved oil and gas reserves. Oil and natural gas reserve estimates, which are the basis for depletion and the ceiling test, are inherently imprecise and expected to change as future information becomes available.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after eliminating all material intercompany accounts and transactions. Certain reclassifications have been made to prior period amounts to conform with current period financial statement classification.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those investments. The fair value of the Company's 12 1/2% $110 million Senior Notes was $77.0 million at December 31, 1998.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and the ability to hold to maturity (see Note 12). Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Changes in fair value are reported as a separate component of stockholders' equity, but were immaterial for all periods presented herein.

  ACCOUNTS RECEIVABLE

     Accounts receivable included the following at December 31, 1998 and 1997 (In thousands):

                                                                DECEMBER 31,
                                                               ---------------
                                                                1997     1998
                                                               ------   ------
Crude oil sales.............................................   $   --   $  291
Joint interest billing......................................    6,456    3,013
Advances....................................................       --      541
Other.......................................................      106       20
                                                               ------   ------
          Total Accounts Receivable.........................   $6,562   $3,865
                                                               ======   ======

  INVENTORY

     Inventories consist primarily of goods used in the Company's operations and are stated at the lower of average cost or market value.

  OIL AND GAS INTERESTS

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996 unevaluated oil and gas interests include capitalized employee costs related to exploration and property evaluation of $0.1 million. No additional general and administrative costs were capitalized during 1998 nor 1997. The Company capitalized interest of $9.8 million and $0.6 million in 1998 and 1997, respectively.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. At December 31, 1998, the Company recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of four non-commercial exploratory wells.

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

  INCOME TAXES

     The Company follows the asset/liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

  FIXED ASSETS

     Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over three to five years.

  ORGANIZATION COSTS

     Organization costs represent the cost of incorporating the Company. In association with the amalgamation agreement with Rusty Lake Resources Ltd., organization costs of $87,000 were recorded to reflect the excess purchase price of Seven Seas common shares provided to Rusty Lake Resources Ltd. Stockholders over and above the net asset value of Rusty Lake Resources Ltd. As of June 29, 1995. Organization costs were amortized on a straight-line basis over two years.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EARNINGS PER SHARE

     The Company has implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). This statement simplifies the standards for computing and presenting EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. SFAS 128 was adopted for the year ended December 31, 1997; however, the Company's adoption of this statement and the restatement of EPS data did not have a significant effect since the exercise or conversion of any potential shares would be antidilutive and result in a lower loss per share. Options to purchase 3,481,167 common shares at a weighted average option exercise price of $13.69 per common share were outstanding at December 31, 1998.

     All shares issued in connection with the conversion of preferred shares and special warrants issued during 1996 were not considered outstanding until registration with the Canadian Securities Commissions occurred on February 7, 1997, including the shares held in escrow for the former shareholders of GHK Company Colombia, Esmeralda LLC and Cimarrona LLC. The common shares held in escrow were considered in the weighted average shares outstanding since they are considered outstanding by the transfer agent and have voting rights.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other changes in equity during the period not reflected in net income, such as the impact of foreign currency translation. This statement is effective for the fiscal year ended December 31, 1998. There were no material items of other comprehensive income for all periods presented.

     The FASB has also issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded information of a company's operating segments and expands the definition of what constitutes an entity's operating segments. This statement is effective for the year ended December 31, 1998. This statement did not have an impact on the Company's disclosure as Seven Seas has only one operating segment.

4. CASH AND CASH EQUIVALENTS (IN THOUSANDS):

     The following table sets forth the Company's cash and cash equivalents. The Company considers highly liquid investments with a maturity of three months or less as cash equivalents.

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Cash........................................................  $   234   $ 2,157
Cash equivalents............................................   37,913    15,910
                                                              -------   -------
Total cash and cash equivalents.............................  $38,147   $18,067
                                                              =======   =======

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. INCOME TAXES:

     The geographical sources of loss before income taxes and minority interest were as follows (In thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998       1997      1996
                                                        ---------   -------   -------
United States.........................................  $  (3,246)  $(4,515)  $  (277)
Foreign...............................................   (133,449)   (3,707)   (1,982)
                                                        ---------   -------   -------
Loss before income taxes and minority interest........  $(136,695)  $(8,222)  $(2,259)
                                                        =========   =======   =======

     Deferred U.S. and Colombian income taxes have been provided for the book-tax basis differences related to the Colombian acquisitions discussed in
Note 2. These foreign subsidiaries' cumulative undistributed earnings are considered to be indefinitely reinvested outside of Canada and, accordingly, no Canadian deferred income taxes have been provided thereon.

     The Company's net deferred income tax liabilities consist of the following (In thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Deferred Tax Liabilities....................................  $(25,033)  $(70,459)
Deferred Tax Asset..........................................     3,364      3,128
Valuation Allowance.........................................    (3,063)    (3,128)
                                                              --------   --------
          Total Deferred Tax................................  $(24,732)  $(70,459)
                                                              ========   ========

     The Company did not record any current or deferred income tax provision or benefit for 1997 and 1996. The Company's provision for income taxes differs from the amount computed by applying statutory rates, which are 45% in Canada and 35% in the United States and Colombia, due principally to the valuation allowance recorded against its deferred tax asset account relating primarily to net operating tax loss carryforwards. In 1998, the Company released the valuation allowance attributable to US net operating loss carryforwards, resulting in a deferred tax benefit of $0.3 million, net of current US tax expense of $8,700 and a reduction in deferred tax liabilities of $45.4 million was recognized relating to the Company's write-down of oil and gas properties.

     Temporary differences included in the deferred tax liabilities relate primarily to excess of book over tax basis on acquired oil and gas properties. During 1997, deferred Colombian income tax in the amount of $6.5 million was recorded in the acquisition of Petrolinson, S.A., as described in Note 2. Deferred tax assets principally consist of net operating loss carryforwards.

     As of December 31, 1998, 1997 and 1996, the Company's subsidiaries had net operating loss carryforwards in various foreign jurisdictions (primarily Canada) of approximately $3.9 million, $3.7 million and $2.2 million, respectively. These loss carryforwards will expire beginning in 2002 if not utilized to reduce Canadian income taxes. In addition, the Company had at December 31, 1998, 1997 and 1996 approximately $2.0 million, $1.5 million and $37,000, respectively, of U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 2011. A valuation allowance has been provided for the Canadian deferred tax assets resulting primarily from these loss carryforwards because their future realization is not currently deemed probable by management. Management currently believes that it is more likely than not that the US operating loss carryforward will be realized in future periods.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. LONG-TERM DEBT:

     Exchangeable Notes. In August 1997, the Company issued $25 million of Exchangeable Notes in a private transaction with institutional and accredited investors. The Exchangeable Notes accrued interest at a rate of 6% per annum and were payable on December 31 and June 30 in each year, commencing December 31, 1997. The Exchangeable Notes were scheduled to mature on August 7, 2003.

     The Exchangeable Notes were exchanged for a like principal amount of Convertible Debentures on August 5, 1998. The Convertible Debentures were converted on August 6, 1998 into Units consisting of a total of 2,173,901 common shares and warrants exercisable for 1,086,957 common shares. Each warrant is exercisable for one common share at an exercise price of $15 and will expire on the earlier of (I) the date that is 30 calendar days following a 20-day period during which the weighted average trading price for the common shares of the Company on the Toronto Stock Exchange exceeds US$17.64 or (ii) February 5, 1999.

     Senior Notes. The Company issued $110 million aggregate principal amount of 12 1/2% Senior Notes due 2005 (the "Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature on May 15, 2005. Interest on the Senior Notes will be payable semi-annually in arrears on May 15 and November 15, commencing November 15, 1998 to holders of record on the immediately preceding May 1 and November 1. The Senior Notes place restrictions on, among other things, net working capital balances, dividend distributions, changes in control, and asset sales.

     The Senior Notes represent senior obligations of the Company, ranking pari passu in right and priority of payment with all existing and future senior indebtedness and senior in right and priority of payment to all indebtedness that is expressly subordinated to the Senior Notes.

     In accordance with the terms of the Senior Notes, the Company purchased $13.5 million in U.S. Government Securities from the proceeds of the Senior Notes and deposited such securities in a segregated account in an amount that will be sufficient to provide for payment of the first two scheduled interest payments (see Note 12). Additionally, the Company purchased and pledged to the Bank of Nova Scotia Trust Company New York, the Trustee, as security for the benefit of the holders of the Senior Notes, U.S. Government Securities of $25 million that will be sufficient to provide payment of the four scheduled interest payments on the Notes from November 15, 1999 through May 15, 2001. Such securities are classified as restricted short-term investments and restricted long-term investments (see Note 12).

7. EQUITY:

     On March 15, 1996, a brokered private placement was carried out in Canada in which the Company issued to a third party financial brokerage institution 2,000,000 special warrants at $2.75 per warrant for net offering proceeds after commissions and expenses of $5.1 million. Each special warrant was convertible into one unit. Each unit consisted of one share of common stock and a one-half common share purchase warrant at $3.50 per full share. The warrants were convertible at the earlier of (a) one year from date of issuance or (b) the date an approval is issued for a prospectus qualifying the conversion in the appropriate jurisdictions. On March 14, 1997, the 1,000,000 common share purchase warrants were exercised and converted to common shares for net proceeds of $3.5 million.

     On October 16, 1996, another brokered private placement was carried out in Canada. Seven Seas issued to a third party financial brokerage institution 500,000 special warrants at $15.00 per warrant for a net offering after commissions and expenses of $7.0 million. Each special warrant was convertible into one Unit (see Note 6). Each Unit consisted of one share of common stock and a one-half common share purchase warrant at $18.50 per full share. The warrants were convertible at the earlier of (a) one year from date of issuance or

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(b) the date an approval is issued for a prospectus qualifying the conversion in the appropriate jurisdictions. The 250,000 common share purchase warrants were not exercised and expired October 16, 1997.

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

8. STOCK BASED COMPENSATION PLANS:

     Officers, directors and employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the 1997 Stock Option Plan (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 3,481,167 were outstanding as of December 31, 1998. Options granted under the 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights; however, no such rights are currently outstanding. Under each plan, the option price equals the stock's market price on the date of grant.

     The Compensation Committee of the Board of Directors is responsible for administering the plans, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors, and officers.

     The following table presents a summary of stock option transactions for the three years ended December 31, 1998:

                                                                        WEIGHTED AVERAGE
                                                             COMMON       OPTION PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
December 31, 1995.........................................    985,000           .75
Granted...................................................    805,000         12.86
Exercised.................................................   (625,333)          .85
                                                            ---------        ------
December 31, 1996.........................................  1,164,667          9.07
Granted...................................................  3,197,500         13.56
Exercised.................................................   (478,667)         3.05
Revoked...................................................     (5,000)        12.25
                                                            ---------        ------
December 31, 1997.........................................  3,878,500         13.51
Granted...................................................    820,500         13.97
Exercised.................................................   (514,000)         8.02
Revoked...................................................   (703,833)        17.13
                                                            ---------        ------
December 31, 1998.........................................  3,481,167        $13.69
                                                            =========        ======

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Exercisable stock options amounted to 1,718,829; 1,697,665; and 764,667 at December 31, 1998, 1997, and 1996, respectively. The weighted average fair value of options granted during 1998, 1997, and 1996 were $8.77; $7.68; and $4.65, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1998:

                                                                          WEIGHTED                     WEIGHTED
                EXERCISE PRICE                               AVERAGE      AVERAGE                      AVERAGE
                     RANGE                        SHARES      LIFE     EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------------------------------------  ---------   -------   --------------   ---------   --------------
$.75...........................................      3,000     1.4         $  .75           3,000       $  .75
7.13...........................................      5,000     2.6           7.13           5,000         7.13
8.06-8.63......................................    185,000     9.8           8.47              --           --
9.00-9.56......................................    342,500     9.7           9.01          26,667         9.04
10.70-10.90....................................  1,004,000     8.5          10.70         695,666        10.70
12.25-14.09....................................    758,000     8.7          13.20         329,500        13.17
18.23-18.75....................................  1,138,667     7.4          18.59         590,662        18.62
22.94-23.88....................................     45,000     9.3          23.67          68,334        23.88
                                                 ---------     ---         ------       ---------       ------
                                                 3,481,167                              1,718,829
                                                 ---------                              ---------

     As part of the arrangements surrounding the resignations of four former officers, the exercise period of the options granted during their employment was extended from ninety days to eighteen months. This action gave rise to a new measurement date and the Company was required to record compensation expense of $2.1 million during 1997, representing the market value of the common shares on the new measurement date less the exercise price of the options granted. Only the exercisable options granted to the former Chairman, former President, former Chief Financial Officer, and former Vice President of Exploration were considered in the computation.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 in accounting for its stock option plan, and accordingly does not recognize compensation cost at fair value as it relates to SFAS 123.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the proforma amounts shown below:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              --------   --------   -------
Pro Forma Net Loss (In thousands)...........................  $(97,393)  $(32,427)  $(5,938)
Pro Forma Net Loss Per Share................................  $  (2.69)  $  (1.00)  $  (.46)

     The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1998: weighted average risk free interest rate of 5.50 percent; no dividend yield; volatility of .4153; and expected life of ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. OPERATIONS BY GEOGRAPHIC AREA:

     The Company has one operating and reporting segment. Information about the Company's operations for 1998, 1997, and 1996 by geographic area is shown below (In thousands):

                                                                      OTHER
                                               UNITED                FOREIGN
                                      CANADA   STATES    COLOMBIA     AREAS      TOTAL
                                      ------   -------   ---------   -------   ---------
Year ended December 31, 1998
  Revenues..........................  $3,626   $    12   $     159    $  --    $   3,797
  Operating Income (Loss)...........  (2,714)    3,348    (137,761)     432     (136,695)
  Capital Expenditures..............      --       997      43,568      115       44,680
  Identifiable Assets...............  91,067     1,430     186,902      501      279,900
  Depreciation and Amortization.....     485       140          49       --          674
Year ended December 31, 1997
  Revenues..........................  $  754   $     2   $     810    $   1    $   1,567
  Operating Income (Loss)...........  (1,781)   (4,515)     (1,838)     (88)      (8,222)
  Capital Expenditures..............      --        58      19,050      471       19,579
  Identifiable Assets...............  17,462       488     272,982      982      291,914
  Depreciation and Amortization.....     111        21          16       --          148
Year ended December 31, 1996
  Revenues..........................  $  334   $    --   $     239    $   2    $     575
  Operating Income (Loss)...........  (1,402)     (278)       (439)    (140)      (2,259)
  Capital Expenditures..............      --        --       4,335      272        4,607
  Identifiable Assets...............  10,497        47     224,437      520      235,501
  Depreciation and..................      --        66          43        2          111
Amortization

10. COMMITMENTS AND CONTINGENCIES:

     The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing contracts as of December 31, 1998, are as follows: $0.3 million for 1999; $0.3 million for 2000; $0.3 million for 2001; $0.3 million for 2002; $0.1 million for 2003 and none thereafter. Rental expense amounted to $0.2 million in 1998; $0.1 million in 1997; $0.1 million in 1996.

     The Company has certain related commitments under existing oil and gas exploration concession agreements. Management estimates future expenditures for such commitments to be approximately $5.3 million in 1999; $30,000 in 2000; and $30,000 in 2001, and none thereafter.

     The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

     The Ministry of Environment by resolution has decided to open a list of charges against GHK Company Columbia based on alleged environmental damages, originating from the location that has been constructed for the proposed El Segundo 7-E well. The Company has experienced difficulty trying to stabilize the slopes of this location, and as a result, sediments from the location were entering a creek. At this time, remediation efforts are underway and should be completed soon. The Company has been notified that it will likely be assessed a fine for the alleged environmental damages at the El Segundo 7-E location. The Company believes that the amount accrued will be sufficient to cover remediation costs and potential fines assessed as a result of El Segundo 7-E operations.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On September 24, 1997, Timothy T. Stephens, formerly the President of Seven Seas Petroleum Inc., filed a lawsuit in the 164th Judicial District Court, Harris County, Texas under Cause No. 97-48443 against Seven Seas Petroleum Inc. and Mr. Robert A. Hefner III. Mr. Stephens was the President of the Company from March 1995 until May 1997. Mr. Stephens is alleging damages relating to the Company's alleged failure to timely extend stock options and is seeking a further extension of his stock option period and unspecified actual, consequential, and exemplary damages. The Company has filed an Original Answer generally denying the material allegations in Stephens' petition. The Court has set this case for trial for the two-week period beginning July 19, 1999.

     Commercial relations between the Company and International Technical Solutions Inc. (ITS), a consulting engineering firm, were terminated by the Company's operating subsidiary, GHKCC as of January 1999. ITS states that there were unfair causes for termination and has demanded that the Company pay $3.2 million to ITS. The Company and ITS are currently negotiating this claim. In the event that an agreement is not reached, however, ITS has declared that it intends to initiate an Ordinary Lawsuit before a Judge in Colombia against the Company to prove that it has the right to receive the amounts claimed. The Company has no written contract with ITS and believes the claims are substantially without merit. The Company's Colombian legal counsel is of the opinion that the likelihood of any substantial payments other than valid, existing accounts payable to ITS as a result of an Ordinary Lawsuit are remote.

     The Dindal Association Contract was issued in March 1993 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Association Contract. The exploration period had previously been extended and, unless further extended by Ecopetrol, the exploration period under the Dindal Association Contract will expire in September 1999, at which time the Company must relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field. The Company has requested an extension of the exploration period.

11. RELATED PARTY TRANSACTIONS:

     On November 1, 1997, the Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $12,000 and $2,000 in 1998 and 1997, respectively.

     The Company's Chairman and Chief Executive Officer, Mr. Robert A. Hefner III, beneficially owns 100% of The GHK Company LLC ("GHK"). Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK. The Company recognized $28,000 and $10,500 of such expenses in 1998 and 1997, respectively. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $0.1 million, $0.4 million and $0.3 million in 1998, 1997 and 1996, respectively, for such costs. Mr. Hefner, owns 100% of the shares of The GHK Corporation ("GHK Corp."). GHK Corp. owns an executive aircraft, which Mr. Hefner and other Seven Seas executives and employees use for certain business travel. The Company has entered into an agreement with GHK Corp. whereby the Company pays GHK Corp. the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company had $31,000 in expenditures for such air travel during 1998.

     MTV Investments Limited Partnership ("MTV") owns 37.037 percent of Cimarrona LLC ("Cimarrona"), an Oklahoma company; Cimarrona is a consolidated subsidiary of the Company. Resulting from cash calls, MTV owed $0.5 million to the Company at December 31, 1997.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INVESTMENTS AND RESTRICTED INVESTMENTS:

     At December 31, 1998, all the Company's investments were classified as held-to-maturity. These securities include both securities maturing within one year and securities maturing beyond one year. The securities with a maturity date within one year are classified as short-term investments as part of Current Assets and are stated at amortized cost. The securities with maturity dates beyond one year are included in Non-Current Assets classified as long-term held-to-maturity investments and are stated at amortized cost. The calculation of gross unrealized gain (loss) for the year ended December 31, 1998 was as follows (In thousands):

                                                                                          GAIN
                                                                                       UNREALIZED
                                                                           AMORTIZED      GAIN
                                                              FAIR VALUE     COST        (LOSS)
                                                              ----------   ---------   ----------
SHORT-TERM INVESTMENTS
Goldman Sachs Group, face value of $3,500,000, due April 23,
  1999......................................................   $ 3,423      $ 3,445       $(22)
National Rural Utilities, face value of 3,000,000, due April
  23, 1999..................................................     2,945        2,954         (9)
                                                               -------      -------       ----
          Total Short-term investments......................   $ 6,368      $ 6,399       $(31)
                                                               =======      =======       ====
RESTRICTED SHORT-TERM INVESTMENTS
U.S. Treasury Note, face value of $6,663,000, interest at
  6.375%, due April 30, 1999................................   $ 6,701      $ 6,681       $ 20
  U.S. Treasury Strip, face value of $6,875,000, due
     November 15, 1999......................................     6,606        6,563         43
                                                               -------      -------       ----
          Total Restricted short-term investments...........   $13,307      $13,244       $ 63
                                                               =======      =======       ====
RESTRICTED LONG-TERM INVESTMENTS
U.S. Treasury Strip, face value of $6,875,000, due May 15,
  2000......................................................   $ 6,457      $ 6,389       $ 68
U.S. Treasury Strip, face value of $6,875,000, due November
  15, 2000..................................................     6,312        6,219         93
U.S. Treasury Strip, face value of $6,875,000, due May 15,
  2001......................................................     6,166        6,050        116
                                                               -------      -------       ----
          Total Long-term held-to-maturity investments......   $18,935      $18,658       $277
                                                               =======      =======       ====

     Net unrealized gains (losses) on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. The restricted investments have been pledged or placed in escrow for the first three years of interest payments on the $110 million 12 1/2% Senior Notes (see Note 6).

13. SUBSEQUENT EVENT:

     On February 5, 1999, purchase warrants for 1.1 million common shares of Seven Seas Petroleum Inc. expired without exercise. These purchase warrants had been issued in association with the exchange and conversion of the Company's previously outstanding $25 million issue of 6% Exchangeable Notes.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

     Capitalized costs at December 31, 1998 and 1997, respectively, relating to the Company's oil and gas activities are shown below (In thousands):

                                                          COLOMBIA   OTHERS    TOTAL
                                                          --------   ------   --------
As of December 31, 1998
  Proved properties.....................................  $ 74,993    $ --    $ 74,993
                                                          ========    ====    ========
  Unproved properties, net..............................  $112,655    $461    $113,116
                                                          ========    ====    ========
As of December 31, 1997
  Proved properties.....................................  $ 46,117    $ --    $ 46,117
                                                          ========    ====    ========
  Unproved properties, net..............................  $220,771    $942    $221,713
                                                          ========    ====    ========

     Costs incurred during the years ended December 31, 1998, 1997, and 1996, respectively, were as follows (In thousands):

                                                          COLOMBIA   OTHERS    TOTAL
                                                          --------   ------   --------
Year ended December 31, 1998
Development cost........................................  $     --    $ --    $     --
Property acquisition cost:
  Proved................................................        --      --          --
  Unproved..............................................       160      --         160
Exploration cost........................................    50,387     115      50,502
                                                          --------    ----    --------
          Total cost incurred...........................  $ 50,547    $115    $ 50,662
                                                          ========    ====    ========
Year ended December 31, 1997
Development cost........................................  $    166    $ --    $    166
Property acquisition cost:
  Proved................................................     4,331      --       4,331
  Unproved..............................................    20,705      --      20,705
Exploration cost........................................    18,662     471      19,133
                                                          --------    ----    --------
          Total cost incurred...........................  $ 43,864    $471    $ 44,335
                                                          ========    ====    ========
Year ended December 31, 1996
Property acquisition cost:
  Proved................................................  $  1,554    $ --    $  1,554
  Unproved..............................................   215,536     250     215,786
Exploration cost........................................     5,565      21       5,586
                                                          --------    ----    --------
          Total cost incurred...........................  $222,655    $271    $222,926
                                                          ========    ====    ========

     As of December 31, 1998, the Company has not made a provision for depletion. The Company has produced only insignificant amounts of oil under its production-testing plan. At such time that the Company completes its evaluation of the Association Contracts and if a significant level of production of proved reserves occurs, the currently excluded oil and gas properties will be included in the amortization base. The Company anticipates completion of its evaluation of the Association Contracts mid-year 1999 and will commence development immediately if the evaluation proves successful and Ecopetrol approves the Company's commerciality application.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company had oil and gas sales of $.02 million, $0.8 million and $0.3 million in 1998, 1997 and 1996, respectively, pertaining to production testing of the exploratory wells on the Association Contracts in Colombia.

  EXPLORATION COSTS

     The Company has been involved in exploration activities in Colombia, Australia, Argentina, Turkey and Papua New Guinea. Also, the Company purchased an option for the right to participate in future exploration activities in North Africa, but the option was never exercised. Additionally, the Company acquired oil and gas properties in Colombia totaling $.1 million, $25.0 million and $217.1 million in 1998, 1997 and 1996, respectively. Capitalized acquisition costs incurred during 1998, 1997 and 1996 include zero, $6.5 million and $64.0 million, respectively, of deferred income tax as disclosed in Note 2, Business Combination.

     On May 16, 1995, the Company entered into an agreement whereby Seven Seas purchased an option for $0.5 million to acquire a 5 percent participating interest in three exploration blocks in North Africa upon completion of the first exploration well drilled. The first exploration well was completed as a dry hole in July 1995. After careful review, Seven Seas decided not to exercise its option. The cost of the option, $0.5 million, plus additional costs incurred toward purchasing this option was originally recorded as unproved oil and gas interests and was subsequently expensed.

     Ecopetrol has the right to back into Seven Seas' participating interest in the Colombian Association Contracts upon its approval of the Company's declaration of commerciality at an initial 50 percent participating interest. Ecopetrol's interest can increase based upon accumulated production levels and net income. Ecopetrol will, at the time of commerciality, bear 50 percent of the future development costs in the field and reimburse the other parties in these Dindal and Rio Seco blocks for 50 percent of certain previously incurred costs associated with successful wells in both blocks and for other direct exploration costs in the Rio Seco block only.

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

     Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Additionally, the estimated volumes to be commercially recoverable may fluctuate with changes in the price of oil. Estimates of proved reserves have been determined using the most economic development strategy; however, the Company is currently in the development stage and has several critical steps to realize such commercial economic production (see Note 1).

     Estimates of future recoverable oil reserves and projected future net revenues for all periods presented were provided by Ryder Scott Company Petroleum Engineers. The Company's proved reserves were comprised entirely of crude oil in Colombia.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Proved developed and undeveloped reserves (barrels):

                                                                 1998         1997       1996
                                                              ----------   ----------   -------
Beginning of year...........................................  32,160,245      818,000        --
Extensions and discoveries..................................          --           --   818,000
Revision of estimate........................................   6,558,990   31,342,245        --
                                                              ----------   ----------   -------
End of year.................................................  38,719,235   32,160,245   818,000
                                                              ==========   ==========   =======
Proved developed............................................  20,238,430   11,494,236   408,000
                                                              ==========   ==========   =======

     The following table presents the standardized measure of discounted future net cash flows relating to proved oil reserves. Future cash inflows and costs were computed using prices and costs in effect at the end of the year without escalation less a gravity and transportation adjustment of $4.50 to reference prices. The reference price for the year ended December 31, 1998 was West Texas Intermediate $12.05 per barrel. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.

     Standardized Measure of Discounted Future Net Cash Flows (In thousands):

                                                                1998       1997      1996
                                                              --------   --------   -------
Future cash inflows.........................................  $292,292   $326,427   $12,520
Future costs
  Production................................................    32,543     50,987     2,112
  Development...............................................    33,574     33,740     1,939
                                                              --------   --------   -------
Future net cash flows before income taxes...................   226,175    241,700     8,469
Future income taxes.........................................    64,632     78,141     4,027
                                                              --------   --------   -------
Future net cash flows.......................................   161,543    163,559     4,442
10% discount factor.........................................    71,693     62,942       641
                                                              --------   --------   -------
Standardized measure of discounted future net cash flows....  $ 89,850   $100,617   $ 3,801
                                                              ========   ========   =======

     Principal sources of changes in the standardized measure of discounted future net cash flows during 1998 and 1997 (In thousands):

                                                                1998       1997
                                                              --------   --------
Beginning of year...........................................  $100,617   $  3,801
Net change in price and production costs....................   (35,777)    (1,741)
Extensions, discoveries, and additions, less related
  costs.....................................................        --    141,402
Revision of quantity estimates..............................    26,373         --
Net change in future development costs......................       147     (1,612)
Net change in income taxes..................................    18,221    (41,969)
Accretion of discount.......................................    14,486        736
Changes in production rates and other.......................   (34,217)        --
                                                              --------   --------
End of year.................................................  $ 89,850   $100,617
                                                              ========   ========

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

SUPPLEMENTARY FINANCIAL INFORMATION

     Selected Quarterly Data. Results of development stage operations by quarter for the years ended December 31, 1998, and 1997 were (in thousands, except per share amounts):

                                                                          1998 QUARTER ENDED
                                                            -----------------------------------------------
                                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                            --------   -------   ------------   -----------
Operating revenues........................................  $   184    $ 1,050     $ 1,431       $   1,132
Less costs and expenses...................................    1,362      1,912       3,128         134,090
                                                            -------    -------     -------       ---------
                                                             (1,178)      (862)     (1,697)       (132,958)
Net loss..................................................  $(1,115)   $  (752)    $(1,602)      $ (87,508)
                                                            =======    =======     =======       =========
Net loss per share........................................  $ (0.03)   $ (0.02)    $ (0.04)      $   (2.40)
                                                            =======    =======     =======       =========

                                                                          1997 QUARTER ENDED
                                                            -----------------------------------------------
                                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                            --------   -------   ------------   -----------
Operating revenues........................................  $   434    $   237     $    308      $     588
Less costs and expense....................................    1,194      2,408        1,340          4,847
                                                            -------    -------     --------      ---------
                                                               (760)    (2,171)      (1,032)        (4,259)
Net loss..................................................  $  (722)   $(2,137)    $   (972)     $  (4,097)
                                                            =======    =======     ========      =========
Net loss per share........................................  $  (.03)   $  (.06)    $   (.03)     $    (.12)
                                                            =======    =======     ========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Items 10 through 13 reference is made to the Company's Proxy Statement for its 1999 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and which is incorporated herein by reference.

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

     (3) Exhibits:

     The following instruments and documents are included as Exhibits to this document. Exhibits incorporated by reference are so indicated by parenthetical information.

        EXHIBIT
         NUMBER                                EXHIBIT DOCUMENT
        -------                                ----------------
        (3)              -- Articles of Incorporation and By-laws
           *(A)          -- The Amalgamation Agreement effective June 29, 1995 by and between Seven Seas Petroleum Inc., a British Columbia
                            corporation; and Rusty Lake Resources Ltd.
           *(B)          -- Certificate of Continuance and Articles of Continuance
                            into the Yukon Territory
           *(C)          -- By-Laws
        (4)              -- Instruments defining the rights of security holders,
                            including indentures
           *(A)          -- Excerpts from the Articles of Continuance
           *(B)          -- Excerpts from the By-laws
           *(C)          -- Specimen stock certificate
           *(D)          -- Form of Class B Warrant
           *(E)          -- Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust
                            Company
       (10)              -- Material Contracts
           *(A)          -- Agreement dated August 14, 1995 by and between the
                            Company and GHK Company Colombia, as amended by letter
                            agreement dated November 30, 1995

        EXHIBIT
         NUMBER                                EXHIBIT DOCUMENT
        -------                                ----------------
           *(B)          -- The Association Contract by and between Ecopetrol, GHK
                            Company Colombia and Petrolinson, S.A. relating to the
                            Dindal block, as amended
           *(C)          -- The Association Contract by and between Ecopetrol and GHK
                            Company Colombia relating to the Rio Seco block
           *(D)          -- Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of
                            interests in the Dindal block
           *(E)          -- The GHK Company Colombia Share Purchase Agreement dated as of July 26, 1996 by and between Robert A. Hefner III,
                            Seven Seas Petroleum Colombia Inc. and the Company
           *(F)          -- The Cimarrona Purchase Agreement dated as of July 26,
                            1996 by and between the members of Cimarrona Limited
                            Liability Company, the Company, Seven Seas Petroleum
                            Colombia Inc., and Robert A. Hefner III
           *(G)          -- The Esmeralda Purchase Agreement dated as of July 26,
                            1996 by and between the members of Esmeralda Limited
                            Liability Company, Robert A. Hefner III, the Company,
                            Seven Seas Petroleum Holdings, Inc. and Seven Seas
                            Petroleum Colombia Inc.
           *(H)          -- The Registration Rights Agreement dated as of July 26,
                            1996 by and between the Company and certain individuals
           *(I)          -- Shareholders' Voting Support Agreement dated as of July
                            26, 1996 by and between Seven Seas Petroleum Inc. and
                            Messrs. Hefner, Kerr, Whitehead, Plewes and Stephens
           *(J)          -- Management Services Agreement by and among GHK Company
                            Colombia, the Company and The GHK Company LLC
           *(K)          -- The Escrow Agreement for a Natural Resources Company by
                            and among Montreal Trust Company as trustee, the Company
                            and certain individuals and entities
           *(L)          -- The Escrow Agreement for a Natural Resources Company by
                            and among Montreal Trust Company, as trustee, the Company
                            and Albert E. Whitehead
           *(M)          -- Amended 1996 Stock Option Plan
           *(N)          -- Form of Incentive Stock Option Agreement
           *(O)          -- Form of Directors' Stock Option Agreement
           *(P)          -- Form of Employment Agreement between the Company and each of Messrs. Stephens, Dorrier and DeCort *(Q)
           *(R)          -- Form of Employment Agreement between the Company and
                            Larry A. Ray
           *(S)          -- Settlement Agreement between the Company and Mr.
                            Whitehead dated May 20, 1997
           *(T)          -- Petrolinson S.A. Share Purchase Agreement dated February
                            14, 1997, between Hazel Ventures LTD., Seven Seas
                            Petroleum Colombia Inc. and Seven Seas Petroleum Inc.
           *(U)          -- Pledge Agreement dated March 5, 1997 among Hazel Ventures
                            LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum
                            Colombia Inc., and Integro Trust (BVI Limited)
           *(V)          -- Shareholder Voting Support Agreement made as of March 5,
                            1997 between Seven Seas Petroleum Inc. and Hazel Ventures
                            LTD.
           *(W)          -- Purchase Warrant Indenture made as of August 7, 1997
                            between Seven Seas Petroleum Inc. and Montreal Trust
                            Company of Canada

        EXHIBIT
         NUMBER                                EXHIBIT DOCUMENT
        -------                                ----------------
           *(X)          -- Indenture made as of August 7, 1997 between Seven Seas
                            Petroleum Inc. and Montreal Trust Company of Canada
           *(Y)          -- Limited Recourse Guarantee, Security and Pledge Agreement
                            made as of August 7, 1997 between Seven Seas Petroleum
                            Holdings Inc. and Montreal Trust Company of Canada
           *(Z)          -- Limited Recourse Guarantee, Security and Pledge Agreement
                            made as of August 7, 1997 between Seven Seas Petroleum
                            Colombia Inc. and Montreal Trust Company of Canada
           *(AA)         -- Private Placement Subscription Agreement made as of
                            August 7, 1997 between Seven Seas Petroleum Inc. and
                            Jasopt Pty Limited
           *(BB)         -- 1997 Stock Option Plan
            (CC)         -- Form of Employment Agreement between the Company and
                            William W Daily
           *(21)         -- Subsidiaries of the Registrant
            (23)         -- Consent of experts and counsel
           +(A)          -- Consent of Ryder Scott Company Petroleum Engineers
           +(B)          -- Consent of Arthur Andersen LLP
           (27)          -- Financial Data Schedule

---------------

+     Filed herewith.

 * Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

** Incorporated herein by reference to like exhibit in registration statement on Form S-1 filed April 24, 1998.

     (b) Consolidated Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 30 day of March, 1999 by the following persons in their capacity as officers of the Registrant.

                                            SEVEN SEAS PETROLEUM INC.

                                            By:  /s/ ROBERT A. HEFNER III
                                              ----------------------------------
                                                     Robert A. Hefner III
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

                                            By:
                                              /s/ HERBERT C. WILLIAMSON, III
                                              ----------------------------------
                                                  Herbert C. Williamson, III
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 30 day of March, 1999 by the following persons in their capacity as directors of the Registrant.


              /s/ ROBERT A. HEFNER III                   Chairman, Chief Executive Officer and
-----------------------------------------------------    Managing Director (Principal Executive
                Robert A. Hefner III                     Officer)

                 /s/ BREENE M. KERR                      Director
-----------------------------------------------------
                   Breene M. Kerr

              /s/ SIR MARK THOMSON BT.                   Director
-----------------------------------------------------
                 Sir Mark Thomson Bt

                   /s/ BRIAN EGOLF                       Director
-----------------------------------------------------
                     Brian Egolf

                /s/ ROBERT B. PANERO                     Director
-----------------------------------------------------
                  Robert B. Panero

           /s/ HERBERT C. WILLIAMSON, III                Director, Executive Vice President and Chief
-----------------------------------------------------    Financial Officer (Principal Financial
             Herbert C. Williamson, III                  Officer)

                /s/ JAMES D. SCARLETT                    Director
-----------------------------------------------------
                  James D. Scarlett

                  /s/ LARRY A. RAY                       Director, Executive Vice President and Chief
-----------------------------------------------------    Financial Officer
                    Larry A. Ray

                 /s/ GARY F. FULLER                      Director
-----------------------------------------------------
                   Gary F. Fuller

                /s/ WILLIAM W. DAILY                     Director, Executive Vice President and
-----------------------------------------------------    President of GHKCC
                  William W. Daily

                 /s/ RAY A. HOUSLEY                      Treasurer and Controller
-----------------------------------------------------
                   Ray A. Housley

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                EXHIBIT DOCUMENT
        -------                                ----------------

        (3)              -- Articles of Incorporation and By-laws
           *(A)          -- The Amalgamation Agreement effective June 29, 1995 by and between Seven Seas Petroleum Inc., a British Columbia
                            corporation; and Rusty Lake Resources Ltd.
           *(B)          -- Certificate of Continuance and Articles of Continuance
                            into the Yukon Territory
           *(C)          -- By-Laws
        (4)              -- Instruments defining the rights of security holders,
                            including indentures
           *(A)          -- Excerpts from the Articles of Continuance
           *(B)          -- Excerpts from the By-laws
           *(C)          -- Specimen stock certificate
           *(D)          -- Form of Class B Warrant
           *(E)          -- Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust
                            Company
       (10)              -- Material Contracts
           *(A)          -- Agreement dated August 14, 1995 by and between the
                            Company and GHK Company Colombia, as amended by letter
                            agreement dated November 30, 1995
           *(B)          -- The Association Contract by and between Ecopetrol, GHK
                            Company Colombia and Petrolinson, S.A. relating to the
                            Dindal block, as amended
           *(C)          -- The Association Contract by and between Ecopetrol and GHK
                            Company Colombia relating to the Rio Seco block
           *(D)          -- Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of
                            interests in the Dindal block
           *(E)          -- The GHK Company Colombia Share Purchase Agreement dated as of July 26, 1996 by and between Robert A. Hefner III,
                            Seven Seas Petroleum Colombia Inc. and the Company
           *(F)          -- The Cimarrona Purchase Agreement dated as of July 26,
                            1996 by and between the members of Cimarrona Limited
                            Liability Company, the Company, Seven Seas Petroleum
                            Colombia Inc., and Robert A. Hefner III
           *(G)          -- The Esmeralda Purchase Agreement dated as of July 26,
                            1996 by and between the members of Esmeralda Limited
                            Liability Company, Robert A. Hefner III, the Company,
                            Seven Seas Petroleum Holdings, Inc. and Seven Seas
                            Petroleum Colombia Inc.
           *(H)          -- The Registration Rights Agreement dated as of July 26,
                            1996 by and between the Company and certain individuals
           *(I)          -- Shareholders' Voting Support Agreement dated as of July
                            26, 1996 by and between Seven Seas Petroleum Inc. and
                            Messrs. Hefner, Kerr, Whitehead, Plewes and Stephens
           *(J)          -- Management Services Agreement by and among GHK Company
                            Colombia, the Company and The GHK Company LLC
           *(K)          -- The Escrow Agreement for a Natural Resources Company by
                            and among Montreal Trust Company as trustee, the Company
                            and certain individuals and entities
           *(L)          -- The Escrow Agreement for a Natural Resources Company by
                            and among Montreal Trust Company, as trustee, the Company
                            and Albert E. Whitehead
           *(M)          -- Amended 1996 Stock Option Plan

        EXHIBIT
         NUMBER                                EXHIBIT DOCUMENT
        -------                                ----------------
           *(N)          -- Form of Incentive Stock Option Agreement
           *(O)          -- Form of Directors' Stock Option Agreement
           *(P)          -- Form of Employment Agreement between the Company and each of Messrs. Stephens, Dorrier and DeCort *(Q)
           *(R)          -- Form of Employment Agreement between the Company and
                            Larry A. Ray
           *(S)          -- Settlement Agreement between the Company and Mr.
                            Whitehead dated May 20, 1997
           *(T)          -- Petrolinson S.A. Share Purchase Agreement dated February
                            14, 1997, between Hazel Ventures LTD., Seven Seas
                            Petroleum Colombia Inc. and Seven Seas Petroleum Inc.
           *(U)          -- Pledge Agreement dated March 5, 1997 among Hazel Ventures
                            LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum
                            Colombia Inc., and Integro Trust (BVI Limited)
           *(V)          -- Shareholder Voting Support Agreement made as of March 5,
                            1997 between Seven Seas Petroleum Inc. and Hazel Ventures
                            LTD.
           *(W)          -- Purchase Warrant Indenture made as of August 7, 1997
                            between Seven Seas Petroleum Inc. and Montreal Trust
                            Company of Canada
           *(X)          -- Indenture made as of August 7, 1997 between Seven Seas
                            Petroleum Inc. and Montreal Trust Company of Canada
           *(Y)          -- Limited Recourse Guarantee, Security and Pledge Agreement
                            made as of August 7, 1997 between Seven Seas Petroleum
                            Holdings Inc. and Montreal Trust Company of Canada
           *(Z)          -- Limited Recourse Guarantee, Security and Pledge Agreement
                            made as of August 7, 1997 between Seven Seas Petroleum
                            Colombia Inc. and Montreal Trust Company of Canada
           *(AA)         -- Private Placement Subscription Agreement made as of
                            August 7, 1997 between Seven Seas Petroleum Inc. and
                            Jasopt Pty Limited
           *(BB)         -- 1997 Stock Option Plan
            (CC)         -- Form of Employment Agreement between the Company and
                            William W Daily
           *(21)         -- Subsidiaries of the Registrant
            (23)         -- Consent of experts and counsel
           +(A)          -- Consent of Ryder Scott Company Petroleum Engineers
           +(B)          -- Consent of Arthur Andersen LLP
           (27)          -- Financial Data Schedule

---------------

+     Filed herewith.

 * Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

** Incorporated herein by reference to like exhibit in registration statement on Form S-1 filed April 24, 1998.