Form 10-Q
period 1999-03-31
SEVEN SEAS PETROLEUM INC
filed 1999-05-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

     Commission File No. 0-22483
                         -------

                                 ---------------

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

                                 ---------------

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

AS OF APRIL 30, 1998 THERE WERE 37,833,420 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

                         PART I. FINANCIAL INFORMATION                                  PAGE
                         (DEVELOPMENT STAGE ENTERPRISE)

           Item 1.  Consolidated Balance Sheets as of March 31, 1999
                (Unaudited) and December 31, 1998...................................     2

                Statements of Consolidated Operations and Accumulated Deficit
                for the three months ended March 31, 1999 and 1998 and the
                Cumulative Total from Inception (February 3, 1995) to March 31,
                1999 (Unaudited)....................................................     3

                Statements of Consolidated Cash Flows for the three months ended March 31, 1999 and 1998 and the Cumulative Total from
                Inception (February 3, 1995) to March 31, 1999 (Unaudited)..........     4

                Notes to Condensed Consolidated Financial Statements (Unaudited)....     5

           Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................     8

           Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     13

    PART II. OTHER INFORMATION......................................................     13

           Item 6  Exhibits and Reports on Form 8-K.................................     13

               SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                    (A Development Stage Enterprise)
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                                                    March 31, 1999   December 31, 1998
                                                                                    --------------   -----------------
ASSETS

CURRENT
     Cash and cash equivalents                                                       $     26,011      $     38,147
     Short-term investments                                                                 6,025             6,399
     Restricted short-term investments                                                     13,319            13,244
     Accounts receivable                                                                    8,261             6,562
     Interest receivable                                                                      409               532
     Inventory                                                                              1,289             1,316
     Prepaids and other                                                                       154               225
                                                                                     ------------      ------------
                                                                                           55,468            66,425

Note receivable from related party                                                            200               200
Restricted long-term investments                                                           18,916            18,658
Land                                                                                        1,278             1,257
Evaluated oil and gas interests, full-cost method                                          82,933            74,993
Unevaluated oil and gas interests, full-cost method                                       113,582           113,116
Fixed assets, net of accumulated depreciation of $335 at March 31, 1999
     and $232 at December 31, 1998                                                          1,394             1,357
Other assets, net of accumulated amortization of $612 at March 31, 1999
     and $461 at December 31, 1998                                                          3,742             3,894
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $    277,513      $    279,900
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable                                                                $      3,792      $     10,058
     Interest payable                                                                       5,156             1,719
     Accrued compensation                                                                      --
     Other accrued liabilities                                                                534               580
                                                                                     ------------      ------------
                                                                                            9,482            12,357

Long-term debt                                                                            110,000           110,000
Deferred income taxes                                                                      24,732            24,732
Minority interest                                                                          11,305             9,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital -
     Authorized unlimited common shares without par value and
     37,778,420 and 37,778,420  issued and outstanding common shares
     at March 31, 1999 and December 31, 1998, respectively                                225,540           222,447

     Authorized unlimited Class A preferred shares without par value                           --                --

     Warrants - none and 1,068,044 outstanding at March 31, 1999                               --             3,093
     and December 31, 1998, respectively

Deficit accumulated during development stage                                             (103,546)         (102,442)

Treasury stock, 29 shares held at March 31, 1999 and December 31, 1998                         --                --
                                                                                     ------------      ------------
Total Stockholders' Equity                                                                121,994           123,098
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    277,513      $    279,900
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

                                                                                             Cumulative
                                                                                             Total from
                                                                                             Inception
                                                                                            (February 3,
                                                                                              1995) to
                                                        Three Months Ended March 31,          March 31,
                                                          1999               1998              1999
                                                       ------------      ------------      ------------
REVENUE
  Crude oil sales                                      $         90      $         --      $      1,119
  Interest income                                               906               184             5,968
                                                       ------------      ------------      ------------
                                                                996               184             7,087

EXPENSES
  General and administrative                                  1,791             1,120            23,792
  Oil and gas operating expenses                                145               188             2,247
  Depreciation and amortization                                 255                84             1,226
  Writedown of proved oil & gas properties                       --                --           129,789
  Gain on sale of exploration properties                         --                --              (546)
  Dry hole and abandonment costs                                 --                --             1,145
  Geological and geophysical                                     --                --                47
  Other (income) expense                                         16               (30)             (106)
                                                       ------------      ------------      ------------
                                                              2,207             1,362           157,594

NET LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                      (1,211)           (1,178)         (150,507)
                                                       ------------      ------------      ------------

INCOME TAX EXPENSE                                                6                15           (45,712)

NET LOSS BEFORE MINORITY INTEREST                            (1,217)           (1,193)         (104,795)
                                                       ------------      ------------      ------------

MINORITY INTEREST                                               113                78             1,249
                                                       ------------      ------------      ------------

NET LOSS                                               $     (1,104)     $     (1,115)     $   (103,546)
                                                       ============      ============      ============

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE , beginning of period                              (102,442)          (12,243)               --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE , end of period                                $   (103,546)     $    (13,358)     $   (103,546)
                                                       ============      ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $      (0.03)     $      (0.03)     $      (4.33)
                                                       ============      ============      ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                              37,778,420        35,126,162        23,910,694
                                                       ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

             SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                  (A Development Stage Enterprise)
               STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (In thousands)

                                                                                                              Cumulative
                                                                                                             Total from
                                                                                                              inception
                                                                                                             February 3,
                                                                          Three Months Ended March 31,         1995) to
                                                                         ------------------------------      December 31,
                                                                             1999               1998              1998
                                                                         ------------      ------------      ------------
OPERATING ACTIVITIES
     Net loss                                                            $     (1,104)     $     (1,115)     $   (103,546)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                          --                --             2,140
     Minority interest                                                           (113)              (78)           (1,249)
     Common stock contribution to 401(k) retirement plan                           --                79
     Depreciation and amortization                                                255                84             1,231
     Writedown of proved oil & gas properties                                      --                --           129,789
     Gain on sale of exploration properties                                        --                --              (546)
     Dry hole and abandonment costs                                                --                --             1,140
     Gain on sale of marketable securities                                         --                (6)               (6)
     Deferred income taxes benefit                                                 --                --           (45,727)
     Amortization of discount on investments                                       41                --                41
     Changes in working capital excluding changes to cash and
       cash equivalents:
        Accounts receivable                                                    (1,372)             (478)           (7,052)
        Interest receivable                                                       123                --              (409)
        Inventory                                                                  27                --            (1,289)
        Prepaids and other, net                                                    71                 9              (154)
        Accounts payable                                                      (10,030)             (427)           (4,320)
       Other accrued liabilities                                                  (46)              (92)              533
                                                                         ------------      ------------      ------------
Cash Flow Used in Operating Activities                                        (12,148)           (2,103)          (29,345)
                                                                         ------------      ------------      ------------

INVESTING ACTIVITIES
     Exploration of oil and gas properties                                     (1,205)           (9,746)          (73,550)
     Purchase of land                                                             (21)             (441)           (1,278)
     Purchase of investments                                                       --                --           (38,301)
     Proceeds from acquisition                                                     --                --               630
     Proceeds from sale of property                                                --                --             1,247
     Proceeds from sale of marketable securities                                   --                50                50
     Note receivable from related party                                            --                --              (200)
     Other asset additions                                                       (140)              (47)           (1,896)
                                                                         ------------      ------------      ------------
Cash Flow Used in Investing Activities                                         (1,366)          (10,184)         (113,298)
                                                                         ------------      ------------      ------------

FINANCING ACTIVITIES
     Proceeds from special warrants issued                                         --                --            12,393
     Proceeds from share capital issued                                            --             1,116            15,466
     Proceeds from additional paid-in capital contributed                          --                --                 1
     Proceeds from issuance of  long-term debt                                     --                --           135,000
     Costs of issuing long-term debt                                               --                --            (5,821)
     Contributions by minority interest                                         1,378             1,829            11,615
                                                                         ------------      ------------      ------------
Cash Flow Provided by Financing Activities                                      1,378             2,945           168,654
                                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (12,136)           (9,342)           26,011
Cash and cash equivalents, beginning of period                                 38,147            18,067                --
                                                                         ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     26,011      $      8,725      $     26,011
                                                                         ============      ============      ============

Supplemental disclosures of cash flow information:

The Company incurred interest costs of $3.4 million for the three month period ended March 31, 1999 and $9.8 million for the year ended December 31, 1998. Such amounts were capitalized during the respective periods.

Cash paid for interest for the three month period ended March 31, 1999 and for the year ended December 31, 1998 was zero and $8.1 million, respectively.

The Company paid zero for estimated income taxes during the three months ended
   March 31, 1999.


   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  DEVELOPMENT STAGE OPERATIONS

    Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are collectively a development stage enterprise engaged in the exploration, development and production of oil and natural gas, primarily in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Field" (formerly known as "Emerald Mountain"), which is on the Emerald Mountain structure and located in an area defined by the Rio Seco and Dindal Association Contracts (the "Association Contracts"), which cover a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the two Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. The Company has no significant income producing properties and its principal assets, its interests in the Association Contracts, are in the early stage of exploration and development. Since inception through March 31, 1999, the Company incurred cumulative losses of $103.5 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

    As of March 31, 1999, the Company has spent $242.2 million to acquire and $67.9 million to delineate the reserve potential of the Guaduas Field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 1,666 to 13,123 Bbls per day. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of March 31, 1999, the Guaduas Field had produced a cumulative volume of approximately 350,000 barrels of oil during various testing procedures. Except for additional production testing and further reservoir evaluation, continuous production of the Guaduas Field will not commence prior to installation of the infrastructure necessary to produce and transport continuous oil production.

    The Company anticipates exploring and developing the Guaduas Field in increments designed to optimize cash flows that can be reinvested into further delineation and development of the field. These planned increments, starting with an approximate 5,000 Bbls/d portable trucking facility (expected to be in operation in early-2000) followed by an approximate 25,000 Bbls/d pipeline facility (expected to be operational by year-end 2000) and culminating with an approximate 250,000 Bbls/d pipeline facility (expected to be in operation in early-2005) would be phased in as capital is available to fund the necessary delineation and development drilling, production facility and transportation facility expenditures.

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

    As of March 31, 1999, the Company had cash and cash equivalents of $26.0 million and commitments under existing oil and gas agreements of $4.8 million in 1999. Based on available capital resources, the Company believes that it will be able to make its commitments and fund its exploration and development plan through 1999. To the extent the Company experiences delays or cost overruns in the development plan, the Company will be required to seek additional financing to meet its commitments and to carry out its exploration and development plan through 2000. The continued exploration and development of the Company's current properties is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company is unsuccessful in constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt.

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited, condensed consolidated financial statements include the accounts of Sevens Seas Petroleum Inc. and its subsidiaries after elimination of intercompany balances and transactions.

    The unaudited, condensed consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

3.  STOCKHOLDERS' EQUITY

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

4.  OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for the quarters ended March 31, 1999 and 1998 and by geographic area is shown below (In thousands):

                                                                                        Other
                                                        United                         Foreign
                                        Canada          States         Colombia         Areas            Total
                                      ----------      ----------      ----------      ----------      ----------
Quarter ended March 31, 1999
  Revenues ......................     $      895      $        3      $       98      $       --      $      996
  Operating Income (Loss) .......            507            (949)           (754)            (15)         (1,211)
  Capital Expenditures ..........             --              34           5,070              --           5,104
  Identifiable Assets ...........         82,073           1,207         193,732             501         277,513
  Depreciation and Amortization .            152              83              20              --             255

Quarter ended March 31, 1998
  Revenues ......................     $      161      $        3      $       20      $       --      $      184
  Operating Income (Loss) .......            (12)           (737)           (419)            (10)         (1,178)
  Capital Expenditures ..........             --              17           9,226              19           9,262
  Identifiable Assets ...........          9,758             383         280,866           1,013         292,020
  Depreciation and Amortization .             65               9              10              --              84


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

6.  CONTINGENCIES

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

7.  SUBSEQUENT EVENTS

    Effective April 5, 1999, the Company appointed Robert M.D. Cross to its Board of Directors to replace Mr. James Scarlett, who resigned. In addition, Herbert C. Williamson III, Executive Vice President and Chief Financial Officer, resigned from his position with the Company and all of its affiliated entities and as a Director of the Company. Larry A. Ray, Executive Vice President, Chief Operating Officer, and Director of the Company was appointed as Chief Financial Officer on an interim basis.

    The Company has initiated the following actions to reduce overhead and increase efficiency. First, the Company's exploration office in Denver, Colorado is being moved to the Company's headquarters in Houston, Texas. In addition, the Bogota staff has been downsized and restructured to conform the organization to the project. The staff has been reduced through the implementation of a voluntary separation program.

    The lawsuit filed by Timothy Stephens against Seven Seas Petroleum Inc. and Mr. Robert A. Hefner III was settled in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    The Company's unrestricted cash resources, including short-term investments, as of March 31, 1999 were $32.0 million and the Company has obligatory capital expenditure commitments of $4.8 million through year end 1999 (see "-- Liquidity and Capital Resources"). Whether the Company can achieve the Increment I and II objectives on schedule and with the Company's existing capital resources is dependant upon a number of factors, many of which are not within its control, such as timely environmental permitting, securing pipeline rights-of-way, obtaining Ecopetrol's agreement to commerciality under the Association Contracts and timely payments by the co-participants of their share of these costs as well as the market price of oil field equipment and services. If the Company experiences delays or cost overruns, which must be considered possible, the Company will seek other sources of financing, including project financing, industry joint ventures or like arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. The Company's expenditures for Increment II, Early Pipeline Production, may be substantially reduced by the formation of a separate company to construct the Guaduas pipeline (connecting to the OAM regional pipeline) to be owned and financed by third parties and in which the Company may have little or no equity, thereby obligating the Company to pay only a per barrel tariff on its oil transported through the pipeline and none of the capital expenditures that are currently budgeted by the Company for the construction of the pipeline.

    Furthermore, the Company will be required to obtain additional sources of financing to meet its other, multiple objectives of accelerating incremental production from the Guaduas Field beyond Increment II and delineation and exploratory drilling. Each additional increment of field production (Increments III through V) will require additional production facilities, a pipeline expansion, and the expansion of proved oil reserves through successful development and delineation drilling of the shallow Cimarrona reservoir. If external financing is obtained, the Company would anticipate drilling a delineation well on the west flank of the Guaduas structure and an exploration well to test the deep Guaduas Field structure, depending on certain actions by Ecopetrol.

    The Company also plans to participate in the drilling of an exploratory well on the Tapir block and to conduct seismic operations on the Rosablanca and Montecristo blocks during 1999 at an aggregate cost of $3.1 million.

Liquidity and Capital Resources

    The Company had working capital of $32.7 million, net of restricted investments, and unrestricted cash resources, including short-term investments, of $32.0 million as of March 31, 1999. The Company's non-discretionary capital commitments for the remainder of 1999 as of April 30, 1999 are approximately $4.8 million.

    The Company's activities from its inception through March 31, 1999 were funded primarily by the proceeds from private placements of the Company's securities, including the Company's common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Such funding transactions are as follows:

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

    Colombia. In 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts through its participation in El Segundo 1-E, the Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $153.1 million in the aggregate at that time. In 1997, the Company acquired an additional 6% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $18.6 million in the aggregate at that time. From inception through March 31, 1999, the Company had capital expenditures of $70.9 million for the acquisition, exploration, and development of its oil and gas properties including $69.8 million with respect to its interests in Colombia.

    The Company's estimated capital expenditures assume in each case that each of the associates in the Association Contracts approves and pays its proportionate share of capital expenditures. Under the terms of the Association Contracts, if a commercially feasible discovery is made, the Colombian national oil company ("Ecopetrol") may acquire a 50% interest in the property, and the interests of all other parties to the contract, including the Company, will be reduced by 50%. Ecopetrol will bear 50% of the associated development costs and will reimburse the other associates for 50% of certain exploration activities. The Association Contracts require Ecopetrol's participation in the production facilities. The Company expects that Ecopetrol will participate to the extent of 50% of the pipeline and infrastructure costs. No assurances can be given, however, that an agreement will be reached on these terms and the Company may be required to fund amounts greater than the amounts presented as the Company's net share. Ecopetrol retains the right not to participate initially in the development. In this case, the associates can develop the Guaduas Field under a sole risk provision, and will be required to invest 100% of the development costs. After the associates have recovered 200% of the costs invested for development plus 50% of certain exploration costs, Ecopetrol will become a participant in the project at a 50% interest.

    Total 1999 capital expenditures on the Company's non-operated Tapir Association Contract area are estimated to be $0.6 million. Such expenditures will be made to complete the Mateguafa 1 well, which was drilled in 1998, and to drill the Caporal 1 exploratory well on the block. The Caporal 1 well was plugged and abandoned in April 1999.

    To date, all oil revenues have been due to the Company's share of crude oil produced during production testing of the Company's wells on the Guaduas Field. Although the Company intends to continue to sell oil resulting from production tests, significant commercial production is not expected until further development of the field through the drilling, well operations and construction of production and pipeline transportation facilities. The Company has completed plans for the construction of pipeline and production facilities at the Guaduas Field. Permitting and the purchasing of equipment and supplies for pipeline and production facilities is in process. Anticipated completion of Increment II at 20,000 Bbls/d to 30,000 Bbls/d is year-end 2000.

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

    The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997 and 1998. The Company capitalized interest of $9.8 million for the year ended December 31 1998 and $3.4 million for the three month period ended March 31, 1999.

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

    As of March 31, 1999, the Company's exploration and development activities have not generated significant revenues. As a result, the Company's historical results of operations have been presented as a development stage company; thus, period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be highly dependent upon the success of the Company's Guaduas Field operations.

Results of Development Stage Operations

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $.1 million and zero for the quarter ended March 31 1999 and 1998, respectively. Lease operating expenses were $0.1 million and $0.2 million for the quarter ended March 31, 1999 and 1998, respectively. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

    Oil production in Colombia (net to the Company, including minority interest) of 11,623 barrels and zero for the quarter ended March 31, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $7.75 per barrel in 1999. In January 1999, production testing began from the Tres Pasos 1-W Horizontal and anticipate completion of the testing at the end of the second quarter of 1999. Later in 1999 the Company plans additional production testing.

    Interest income was $0.9 million and $0.2 million for the quarter ended March 31, 1999 and 1998, respectively. The increase from 1998 to 1999 was the consequence of higher cash and investment balances resulting from the issuance of the Senior Notes in May 1998.

    General and administrative costs were $1.8 million and $1.1 million for the quarter ended March 31, 1999 and 1998, respectively. The $0.7 million increase in general and administrative expenses from the three month period ended March 31, 1998 to the three month period ended March 31, 1999 was primarily attributable to a $0.6 million increase in personnel costs, including salaries, benefits, travel, rents, and insurance due to increased personnel in both US and Colombia.

    Depreciation and amortization was $0.3 million and $0.1 million for the quarter ended March 31, 1999 and 1998, respectively. The increase from 1998 to 1999 was primarily attributable to the amortization of costs incurred on the issue of the Senior Notes in May 1998 (see "Liquidity and Capital Resources"). The remaining increase resulted from higher depreciation costs relating to the increase in fixed assets. As of March 31, 1999, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects.

    The Company incurred net losses of $1.1 million and $1.1 million for the quarter ended March 31, 1999 and 1998, respectively.

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

    One of the next phases in the development of the Guaduas Field is the transportation and marketing of crude oil to be produced from the Company's properties. The Company is engaged in negotiations with oil pipeline, construction and engineering firms to construct its processing, storage and related facilities and a 36-mile pipeline from the Guaduas Field to the existing Oleoducto Alto Magdalena ("OAM") pipeline, which terminates at Vasconia. Beyond Vasconia, the Company's oil production may be transported to the export terminal at Covenas via the existing pipeline system, Oleducto de Colombia ("ODC"). The Company has employed Brown & Root Energy Services and Technivance Brown & Root S.A. to conduct certain planning and engineering studies for its planned pipeline and associated compression facilities from the Guaduas Field and intends that the technology employed in its own delivery systems will be Year 2000 compliant. The Company has also asked these consultants to review any Year 2000 risks associated with the planned interconnection of its delivery systems with the OAM and ODC pipelines, and is reviewing the OAM delivery systems in conjunction with its current negotiations with the operator of that pipeline. The Company or the consultants will review and, where necessary, rectify the Year 2000 risks associated with interconnections to the OAM and ODC pipelines. The Company is not currently aware of Year 2000 limitations affecting the computer systems that control these third party pipeline systems that would compromise the operation of such systems. Moreover, the Company would not be responsible for remediation costs associated with such computer systems should any technical problems arise. However, in the event a pipeline was rendered inoperable as a result of Year 2000 issues affecting its operating systems, the Company may be required to rely on less efficient alternate delivery systems, such as tanker trucks, to transport any oil production to market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K

    (a) Exhibits

    27 Financial Data Schedule

    (b) Reports on From 8-K

    None

    SIGNATURES

    Seven Seas Petroleum Inc. Date:

    May 14, 1998           By:  Larry A. Ray Executive Vice President, Chief
                                Operating Officer and Chief Financial Officer

                                Ray A. Housley Treasurer and Controller

                               INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
  27             Financial Data Schedule