Form 10-Q
period 1999-06-30
SEVEN SEAS PETROLEUM INC
filed 1999-08-16
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                           Commission File No. 0-22483
                                               -------

                                 ---------------

                            SEVEN SEAS PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

YUKON TERRITORY                                                73-1468669
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

SUITE 1700, 5555 SAN FELIPE HOUSTON, TEXAS                        77056
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

AS OF JULY 31, 1999 THERE WERE 37,833,420 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                  PAGE
        (DEVELOPMENT STAGE ENTERPRISE)

     Item 1.  Condensed Consolidated Balance Sheets as of June
              30, 1999 (Unaudited) and December 31,
              1998..............................................................2

              Condensed Statements of Consolidated Operations and
              Accumulated Deficit for the six months and three
              months ended June 30, 1999 and 1998 and 3 and 1998
              and the Cumulative Total from Inception (February
              3, 1995) to June 30, 1999
              (Unaudited).......................................................3

              Condensed Statements of Consolidated Cash Flows for
              the six months ended June 30, 1999 and 1998 and the
              Cumulative Total from Inception (February 3, 1995)
              to June 30, 1999
              (Unaudited).......................................................4

              Notes to Condensed Consolidated Financial
              Statements
              (Unaudited).......................................................5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................8

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk......................................................13

PART II. OTHER INFORMATION.....................................................14

     Item 4   Submission of Matters to a Vote of Security Holders..............14

     Item 6   Exhibits and Reports on Form 8-K.................................14

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       December 31,
                                                                                     JUNE 30, 1999        1998
                                                                                     -------------     ------------
ASSETS                                                                                (Unaudited)
CURRENT
     Cash and cash equivalents                                                       $     28,641      $     38,147
     Short-term investments                                                                  --               6,399
     Restricted short-term investments                                                     13,305            13,244
     Accounts receivable                                                                    5,524             6,562
     Interest receivable                                                                      178               532
     Inventory                                                                              1,121             1,316
     Prepaids and other                                                                       104               225
                                                                                     ------------      ------------
                                                                                           48,873            66,425

Notes receivable from employees                                                               435               200
Restricted long-term investments                                                           12,611            18,658
Land                                                                                        1,064             1,257
Evaluated oil and gas interests, full-cost method                                          77,627            74,993
Unevaluated oil and gas interests, full-cost method                                       113,241           113,116
Fixed assets, net of accumulated depreciation of $425 at June 30, 1999
     and $232 at December 31, 1998                                                          1,257             1,357
Other assets, net of accumulated amortization of $765 at June 30, 1999
     and $461 at December 31, 1998                                                          3,590             3,894
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $    258,698      $    279,900
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Accounts payable                                                                $      3,672      $     10,058
     Interest payable                                                                       1,719             1,719
     Other accrued liabilities                                                                 97               580
                                                                                     ------------      ------------
                                                                                            5,488            12,357
Long-term debt                                                                            110,000           110,000
Deferred income taxes                                                                      24,732            24,732
Minority interest                                                                            --               9,713
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital -
     Authorized unlimited common shares without par value and 37,833,420 and
     37,778,420 issued and outstanding common shares
     at June 30, 1999 and December 31, 1998, respectively                                 225,805           222,447
     Authorized unlimited Class A preferred shares without par value                                           --
     Warrants - none and 1,068,044 outstanding at June 30, 1999                              --               3,093
     and December 31, 1998, respectively
Deficit accumulated during development stage                                             (107,327)         (102,442)
Treasury stock, 29 shares held at June 30, 1999 and December 31, 1998                        --                --
                                                                                     ------------      ------------
Total Stockholders' Equity                                                                118,478           123,098
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    258,698      $    279,900
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


                                                                                                                      CUMULATIVE
                                                                                                                      TOTAL FROM
                                                                                                                      INCEPTION
                                                                                                                     (FEBRUARY 3,
                                                                                                                       1995) TO
                                                     SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,     JUNE 30,
                                                      1999             1998             1999             1998           1999
                                                   ------------    ------------     ------------     ------------    ------------
REVENUE
    Crude oil sales                                $        185    $         91     $         95     $         91    $      1,214
    Interest income                                       1,698           1,143              792              959           6,760
                                                   ------------    ------------     ------------     ------------    ------------
                                                          1,883           1,234              887            1,050           7,974
EXPENSES
    General and administrative                            4,624           2,545            3,054            1,425          26,625
    Oil and gas operating expenses                        1,511             532            1,145              344           3,613
    Depreciation and amortization                           514             227              259              143           1,485
    Writedown of proved oil & gas properties               --              --               --               --           129,789
    Loss on sale of exploration properties                  670            --                670             --               124
    Dry hole and abandonment costs                         --              --               --               --             1,145
    Geological and geophysical                             --              --               --               --                47
    Other (income) expense                                   22             (30)               6             --              (100)
                                                   ------------    ------------     ------------     ------------    ------------
                                                          7,341           3,274            5,134            1,912         162,728

NET LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST                                (5,458)         (2,040)          (4,247)            (862)       (154,754)
                                                   ------------    ------------     ------------     ------------    ------------

INCOME TAX EXPENSE                                           20              30               14               15         (45,698)

NET LOSS BEFORE MINORITY INTEREST                        (5,478)         (2,070)          (4,261)            (877)       (109,056)
                                                   ------------    ------------     ------------     ------------    ------------
MINORITY INTEREST                                           593             203              480              125           1,729
                                                   ------------    ------------     ------------     ------------    ------------
NET LOSS                                           $     (4,885)   $     (1,867)    $     (3,781)    $       (752)   $   (107,327)
                                                   ============    ============     ============     ============    ============
DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE, BEGINNING OF PERIOD                             (102,442)        (12,243)        (103,546)         (13,358)           --
DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE, END OF PERIOD                               $   (107,327)   $    (14,110)    $   (107,327)    $    (14,110)   $   (107,327)
                                                   ============    ============     ============     ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.13)   $      (0.05)    $      (0.10)    $      (0.02)   $      (4.35)
                                                   ============    ============     ============     ============    ============
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                          37,806,072      35,189,534       37,833,420       35,343,910      24,698,120
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)



                                                                                                         CUMULATIVE
                                                                                                         TOTAL FROM
                                                                                                         INCEPTION
                                                                                                         (FEBRUARY 3,
                                                                                                           1995) TO
                                                                           SIX MONTHS ENDED JUNE 30,       JUNE 30,
                                                                           ------------------------
                                                                             1999           1998            1999
                                                                           ---------      ---------      ---------
OPERATING ACTIVITIES
     Net loss                                                              $  (4,885)     $  (1,867)     $(107,327)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                       --             --            2,140
     Accretion of interest on zero coupon bonds                                 --             (175)          (175)
     Minority interest                                                          (593)          (203)        (1,729)
     Common stock contribution to 401(k) retirement plan                        --               79
     Depreciation and amortization                                               514            227          1,490
     Writedown of proved oil & gas properties                                   --             --          129,789
     Loss on sale of exploration property                                        670           --              124
     Dry hole and abandonment costs                                             --             --            1,140
     Gain on sale of marketable securities                                      --               (6)            (6)
     Deferred income taxes benefit                                              --             --          (45,727)
     Amortization of investments                                                (695)          --             (695)
     Changes in working capital excluding changes to cash and cash equivalents:
        Accounts receivable                                                    2,418          1,255         (3,262)
        Interest receivable                                                      354           (343)          (178)
        Inventory                                                                 (9)          --           (1,325)
        Prepaids and other, net                                                  121             11           (104)
        Accounts payable                                                     (10,273)        (1,439)        (4,563)
       Other accrued liabilities                                                (233)           (92)           346
                                                                           ---------      ---------      ---------
Cash Flow Used in Operating Activities                                       (12,611)        (2,632)       (29,983)
                                                                           ---------      ---------      ---------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                                   (10,685)       (20,759)       (83,030)
     Purchase of land                                                           --           (1,139)        (1,257)
     Purchase of investments                                                    --          (37,827)       (38,301)
     Proceeds from acquisition                                                  --             --              630
     Payment to withdraw from property                                          (250)          --              997
     Proceeds from sale of marketable securities                                --               50             50
     Proceeds from sale of investments                                        13,080           --           13,080
     Notes receivable from employees                                            (235)          --             (435)
     Other asset additions                                                      (191)          (135)        (1,947)
                                                                           ---------      ---------      ---------
Cash Flow Used in Investing Activities                                         1,719        (59,810)      (110,213)
                                                                           ---------      ---------      ---------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                      --             --           12,393
     Proceeds from share capital issued                                         --            2,279         15,466
     Proceeds from additional paid-in capital contributed                       --             --                1
     Proceeds from issuance of  long-term debt                                  --          110,000        135,000
     Costs of issuing long-term debt                                            --           (4,195)        (5,821)
     Contributions by minority interest                                        1,386          4,140         11,623
                                                                           ---------      ---------      ---------
Cash Flow Provided by Financing Activities                                     1,386        112,224        168,662
                                                                           ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (9,506)        49,782         28,466
Cash and cash equivalents, beginning of period                                38,147         18,067           --
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  28,641      $  67,849      $  28,466
                                                                           =========      =========      =========

    Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $6.9 million and $2.8 million for the six month periods ended June 30, 1999 and 1998, respectively, and $9.8 million for the year ended December 31, 1998. Such amounts were capitalized during the respective periods.

    Cash paid for interest for the six month periods ended June 30, 1999 and 1998 and for the year ended December 31, 1998 was $6.9 million, $0.8 million, and $8.1 million, respectively.

    The Company paid zero and $30,000 for estimated income taxes during the six month periods ended June 30, 1999 and 1998, respectively.

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   DEVELOPMENT STAGE OPERATIONS

    Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are collectively a development stage enterprise engaged in the exploration, development and production of oil and natural gas, primarily in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Field," which is located in an area defined by the Rio Seco and Dindal Association Contracts (the "Association Contracts") and covers a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the two Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. The Company has no significant income producing properties and its principal assets, its interests in the Association Contracts, are in the early stage of exploration and development. Since inception through June 30, 1999, the Company incurred cumulative losses of $107.3 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

    As of June 30, 1999, the Company has spent $242.2 million to acquire and $70.6 million to delineate the reserve potential of the Guaduas Field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 1,666 to 13,123 Bbls per day. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of June 30, 1999, the Guaduas Field had produced a cumulative volume of approximately 385,000 barrels of oil during various testing procedures. Except for additional production testing and further reservoir evaluation, continuous production of the Guaduas Field will not commence prior to installation of the infrastructure necessary to produce and transport continuous oil production.

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

    These plans are further dependent upon the timing of a global operating license allowing development in the Association Contract areas; environmental and rights-of-way permits for production and transportation facilities; cost and timeliness of construction activities; availability of transportation on third party pipeline systems; and the timing of a commerciality agreement with Ecopetrol. Approval of commerciality by Ecopetrol is a critical part of the Company's strategy as Ecopetrol will bear fifty percent of all costs for development and production subsequent to the date commerciality is declared. Although the Company has reason to believe that a commerciality agreement can be reached with Ecopetrol, if the commerciality agreement is not in place before mid - February 2000 the Company will not be able to proceed as planned.

    As of June 30, 1999, the Company had cash and cash equivalents of $28.6 million and commitments under existing oil and gas agreements of $2.4 million in 1999. Based on available capital resources, the Company believes that it will be able to make its commitments and fund its exploration and development plan through 1999. To the extent the Company experiences delays or cost overruns in the development plan, the Company will be required to seek additional financing to meet its commitments and to carry out its exploration and development plan through 2000. The continued exploration and development of the Company's current properties is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company is unsuccessful in constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt.

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

    Certain minor reclassifications have been made in prior years to conform to current reporting practices.

3.   OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for the six months ended June 30, 1999 and 1998 and by geographic area is shown below (In thousands):


                                                                                              OTHER
                                                            UNITED                           FOREIGN
                                           CANADA           STATES           COLOMBIA          AREAS               TOTAL
                                        ------------     ------------      ------------      --------          ------------
Six months ended June 30, 1999
  Revenues ........................     $      1,629     $          6      $        248      $       --        $      1,883
  Operating Income (Loss) .........              743           (1,668)           (3,847)             (686)           (5,458)
  Capital Expenditures ............             --                 57             7,856               250             8,163
  Identifiable Assets .............           74,068            1,147           183,402                81           258,698
  Depreciation and Amortization ...              303              167                44              --                 514
Six months ended June 30, 1998
  Revenues ........................     $      1,093     $          6      $        135      $       --        $      1,234
  Operating Income (Loss) .........              752           (1,559)           (1,221)              (12)           (2,040)
  Capital Expenditures ............             --                 72            18,415                19            18,506
  Identifiable Assets .............          110,981              452           291,002             1,013           403,448
  Depreciation and Amortization ...              181               25                21              --                 227

4.   NOTES RECEIVABLE FROM EMPLOYEES

    In April 1999, the Company loaned funds totaling $0.2 million to several non-executive employees for the purpose of purchasing the Company's common shares. These notes bear a 4.99% interest rate and are due 36 to 44 months from origination. The Company recognized interest income of $1,000 for the six months ended June 30, 1999.

5.   MINORITY INTEREST

     In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco Association Contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc (SSPH), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda L.L.C. SSPC owned the remaining 50% of Esmeralda L.L.C. and 62.963% of Cimarrona L.L.C with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona L.L.C., owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda L.L.C. to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda L.L.C. Next, Esmeralda L.L.C. was merged into Cimarrona L.L.C. SSPH continued to own 100% of the stock of SSPC. Cimarrona L.L.C. and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona L.L.C. which were proportionately attributable to SSPC (through the Company's interests in Esmeralda L.L.C. and Cimarrona L.L.C.) were merged into SSPC in exchange for SSPC's interest in Cimarrona L.L.C. As a result, MTV became the sole member of Cimarrona L.L.C. and accordingly, Cimarrona L.L.C. is no longer a consolidated subsidiary of the Company. MTV maintained its proportionate interest in the Dindal and Rio Seco Association Contracts as a working interest owner and Seven Sea's net interest in the Association Contracts was not changed.

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

    Commercial relations between the Company and International Technical Solutions Inc. (ITS), a consulting engineering firm, were terminated by the Company's operating subsidiary, GHKCC as of January 1999. ITS states that there were unfair causes for termination. The Company and ITS have reached an agreement on the majority of the issues surrounding this claim and the Company is continuing to work with ITS to settle the remaining claim. The Company's legal counsel is of the opinion that the likelihood of any substantial payments other than valid existing accounts payable to ITS as a result of an ordinary lawsuit are remote.

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

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after January 1, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. Statement No. 133 will not currently impact the Company's disclosure or reporting.

8.   SUBSEQUENT EVENTS

    The Company signed a letter of intent to sell its 11.875% interest in the Tapir Association Contract in Colombia, South America to Solana Petroleum Exploration Colombia Limited ("Solana Colombia") for 3,000,000 shares of common stock of Solana Colombia's parent corporation, Solana Petroleum Corporation ("Solana"). The transaction has been valued at US$1.4 million, and the sale is subject to the preferential right of the other Tapir Association participant to buy their share of Seven Seas' 11.875% interest. If the other participant exercise their full participation rights the number of Solana shares will be reduced accordingly and Seven Seas will receive a proportionate part (up to US$0.8 million) of the sale in cash. The sale is further subject to the execution of a mutually acceptable purchase and sale agreement, approval of the companies' respective Board of Directors, approval of Solana shareholders and also the appropriate regulatory and exchange consents. The transaction is expected to close by the end of the third quarter of 1999.

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

    The Company currently plans to focus its resources on placing the Guaduas Field on production by increments in order to achieve cash flow as soon as possible. First production from the Guaduas Field, Increment I, should be achieved through the construction of a Portable Trucking Facility ("PTF" -- subsequently to become part of the permanent facilities) for the trucking of between 4,000 Bbls/d and 6,000 Bbls/d to a local refinery located approximately 80 miles from the Guaduas Field. The estimated net capital cost to the Company for these facilities is approximately $9.4 million. The Company estimates that it can commence PTF production in early 2000. Increment II, Early Pipeline Production, includes the construction of facilities for the production of 20,000 Bbls/d to 30,000 Bbls/d and is scheduled to go on line by year-end-2000. Increment II facilities will include the construction of a 36-mile pipeline that will connect with the existing regional OAM pipeline. Contemporaneously, the Company will drill additional development wells and one gas injection well. The Company estimates that the net capital cost of the pipeline, the production facilities and drilling the necessary wells will be approximately $14 million. The net cost of the pipeline is approximately $6.1 million.

    The Company's unrestricted cash resources, including short-term investments, as of June 30, 1999 were $28.6 million and the Company has obligatory capital expenditure commitments of $2.4 million through year end 1999 (see "-- Liquidity and Capital

Resources"). Whether the Company can achieve the Increment I and II objectives on schedule and with the Company's existing capital resources is dependant upon a number of factors, many of which are not within its control, such as timely environmental permitting, securing pipeline rights-of-way, obtaining Ecopetrol's agreement to commerciality under the Association Contracts and timely payments by the co-participants of their share of these costs as well as the market price of oil field equipment and services. If the Company experiences delays or cost overruns, which must be considered possible, the Company will seek other sources of financing, including project financing, industry joint ventures or like arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. The Company's expenditures for Increment II, Early Pipeline Production, may be substantially reduced by the formation of a separate company to construct the Guaduas pipeline (connecting to the OAM regional pipeline) to be owned and financed by third parties and in which the Company may have little or no equity, thereby obligating the Company to pay only a per barrel tariff on its oil transported through the pipeline and none of the capital expenditures that are currently budgeted by the Company for the construction of the pipeline.

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

    The Company also plans to conduct seismic operations on the Rosablanca and Montecristo blocks during the remainder of 1999 at a net cost of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital net of restricted investments of $30.0 million, and unrestricted cash resources of $28.6 million as of June 30, 1999. The Company's non-discretionary capital commitments for the remainder of 1999 as of June 30, 1999 are approximately $2.4 million.

    The Company's activities from its inception through June 30, 1999 were funded primarily by the proceeds from private placements of the Company's securities, including the Company's common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Such funding transactions are as follows:

    (i) Exchangeable Notes. In August 1997, the Company issued $25 million of 6% Exchangeable Notes (the "Exchangeable Notes") in a private transaction with institutional and accredited investors. The Exchangeable Notes accrued interest at a rate of per annum and were payable on December 31 and June 30 in each year. The Exchangeable Notes were scheduled to mature on August 7, 2003.

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

    (ii) Senior Notes. In May 1998, the Company completed the offering of $110 million of 12 1/2% Senior Notes due May 15, 2005 (the "Senior Notes"), of which approximately $25.9 million remains in escrow to provide for next two years of interest payable under the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Notes mature on May 15, 2005. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2002, at the prescribed redemption price, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption. Notwithstanding the foregoing, at any time prior to May 15, 2001, the Company may redeem up to 33 1/3% of the original aggregate principal amount of the Senior Notes with a portion of the net proceeds of an equity or strategic investor offering, provided that at least 66 2/3% of the original aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. The Senior Notes may also be redeemed at the option of the Company, in whole but not in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the redemption date in the event of certain changes affecting withholding taxes applicable to certain payments on the Senior Notes. Upon the occurrence of a change of control, (i) unless the Company redeems the Senior Notes as provided in clause (ii) below, the Company will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of purchase, and (ii) the Company will have the option, at any time prior to May 15, 2002, to redeem the Senior Notes, in whole but not in part at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

    The Senior Notes are senior obligations of the Company and rank pari passu in right and priority of payment with all existing and future senior indebtedness of the Company.

    Colombia. In 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts through its participation in El Segundo 1-E, the Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $153.1 million in the aggregate at that time. In 1997, the Company acquired an additional 6% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $18.6 million in the aggregate at that time. From inception through June 30, 1999, the Company had capital expenditures of $73.9 million for the acquisition, exploration, and development of its oil and gas properties including $72.6 million with respect to its interests in Colombia.

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

    The Company plans to conduct seismic operations on the Montecristo and Rosablanca Association Contract areas in 1999 for an estimated cost of $2.3 million.

    The Company signed a letter of intent to sell its 11.875% interest in the Tapir Association Contract in Colombia, South America to Solana Petroleum Exploration Colombia Limited ("Solana Colombia") for 3,000,000 shares of common stock of Solana Colombia's parent corporation, Solana Petroleum Corporation ("Solana"). The transaction has been valued at US$1.4 million, and the sale is subject to the preferential right of the other Tapir Association participant to buy their share of Seven Seas' 11.875% interest. If the other participant exercise their full participation rights the number of Solana shares will be reduced accordingly and Seven Seas will receive a proportionate part (up to US$0.8 million) of the sale in cash. The sale is further subject to the execution of a mutually acceptable purchase and sale agreement, approval of the companies' respective Board of Directors, approval of Solana shareholders and also the appropriate regulatory and exchange consents. The transaction is expected to close by the end of the third quarter of 1999. If this transaction is not completed, the Company will have estimated capital expenditures of $0.2 million to drill the Mateguafa 2 well.

    Australia. In June 1999, the Company paid $0.2 million to the operator for the right to withdraw from its 20% interest in the Bass Strait Basin in offshore southeast Australia, resulting in a loss of $0.7 million. The operator will assume all obligations related to the property in the future. In 1998, the Company completed the sale of its 11.77% working interest in the Perth Basin in Western Australia for approximately $0.9 million in cash and the reimbursement of approximately $0.3 million for certain capital expenditures.

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

    The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997 and 1998. The Company capitalized interest of $9.8 million for the year ended December 31, 1998 and $6.9 million for the six month period ended June 30, 1999.

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

    As of June 30, 1999, the Company's exploration and development activities have not generated significant revenues. As a result, the Company's historical results of operations have been presented as a development stage company; thus, period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be highly dependent upon the success of the Company's Guaduas Field operations.

RESULTS OF DEVELOPMENT STAGE OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $0.1 million and $0.1 million for the quarter ended June 30, 1999 and 1998, respectively. Oil and gas operating expenses were $1.1 million and $0.3 million for the quarter ended June 30, 1999 and 1998, respectively. The 1999 costs related to the long term production testing of the Tres Pasos 1-W Horizontal well. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

    Oil production in Colombia (net to the Company, including minority interest) of 11,946 barrels and 1,997 barrels for the quarter ended June 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $9.54 per barrel in 1999 and $8.14 per barrel in 1998. The Tres Pasos 1-W Horizontal production testing was completed in May 1999.

    Interest income was $0.8 million and $1.0 million for the quarter ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 was the consequence of lower cash and investment balances resulting from use of funds from the issuance of Senior Notes in May 1998.

    General and administrative costs were $3.1 million and $1.4 million for the quarter ended June 30, 1999 and 1998, respectively. The $1.7 million increase in general and administrative expenses from the three month period ended June 30, 1998 to the three month period ended June 30, 1999 was primarily attributable to a $0.6 million increase in personnel costs, including salaries, benefits, travel, rents, insurance, and security due to increased personnel in both US and Colombia. In addition, severance costs relating to reduction in personnel was approximately $0.4 million. The remaining increase is due to increased professional services and general and administrative activities incurred in an attempt to move the Company into initial sustained production levels.

    Depreciation and amortization was $0.3 million and $0.1 million for the quarter ended June 30, 1999 and 1998, respectively. The increase from 1998 to 1999 was primarily attributable to the amortization of costs incurred on the issue of the Senior Notes in May 1998 (see "Liquidity and Capital Resources"). The remaining increase resulted from higher depreciation costs relating to the increase in fixed assets. As of June 30, 1999, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the three months ended June 30, 1999 and 1998, respectively.

    The Company incurred net losses of $3.8 million and $0.7 million for the quarter ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $0.2 million and $0.1 million for the six months ended June 30, 1999 and 1998, respectively. Oil and gas operating expenses were $1.5 million and $0.5 million for the six months ended June 30, 1999 and 1998, respectively. The 1999 costs related to the long term production testing of the Tres Pasos 1-W Horizontal well. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

    Oil production in Colombia (net to the Company, including minority interest) of 23,5464 barrels and 1,997 for the six months ended June 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $8.66 per barrel in 1999 and $8.14 per barrel in 1998. The Tres Pasos 1-W Horizontal production testing was completed in May 1999.

    Interest income was $1.7 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. The increase from 1998 to 1999 was the consequence of higher cash and investment balances resulting from the issuance of the Senior Notes in May 1998.

    General and administrative costs were $4.6 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively. The $2.1 million increase in general and administrative expenses from the six month period ended June 30, 1998 to the six month period ended June 30, 1999 was primarily attributable to a $0.8 million increase in personnel costs, including salaries, benefits, travel, rents, insurance, and security due to increased personnel in both US and Colombia. In addition, severance costs relating reduction in personnel was approximately $0.4 million. The remaining increase is due to increased professional services and general and administrative activities incurred in an attempt to move the Company into initial sustained production levels.

    Depreciation and amortization was $0.5 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase from 1998 to 1999 was primarily attributable to the amortization of costs incurred on the issue of the Senior Notes in May 1998 (see "Liquidity and Capital Resources"). The remaining increase resulted from higher depreciation costs relating to the increase in fixed assets. As of June 30, 1999, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the six months ended June 30, 1999 and 1998, respectively.

    The Company incurred net losses of $4.9 million and $1.9 million for the six months ended June 30, 1999 and 1998, respectively.

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

    One of the next phases in the development of the Guaduas Field is the transportation and marketing of crude oil to be produced from the Company's properties, which is scheduled for completion by year end - 2000.. The Company needs to construct its processing, storage and related facilities and a 36-mile pipeline from the Guaduas Field to the existing Oleoducto Alto Magdalena ("OAM") pipeline, which terminates at Vasconia. Beyond Vasconia, the Company's oil production may be transported to the export terminal at Covenas via the existing pipeline system, Oleducto de Colombia ("ODC"). The Company employed Brown & Root Energy Services and Technivance Brown & Root S.A. to conduct certain planning and engineering studies for its planned pipeline and associated compression facilities from the Guaduas Field and intends that the technology employed in its own delivery systems will be Year 2000 compliant. The Company is not currently aware of Year 2000 limitations affecting the computer systems that control these third party pipeline systems that would compromise the operation of such systems. Moreover, the Company would not be responsible for remediation costs associated with such computer systems should any technical problems arise. However, in the event a pipeline was rendered inoperable as a result of Year 2000 issues affecting its operating systems, the Company may be required to rely on less efficient alternate delivery systems, such as tanker trucks, to transport any oil production to market.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The 1999 annual meeting (the "Annual Meeting") of the shareholders of the Company was held on June 10, 1999. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

1. to elect directors to hold office until the next annual meeting of the Company's shareholders;

2. to appoint the auditors of the Company for the ensuing year and to authorize the directors to fix the remuneration to be paid to such auditors;

The Company's Board of Directors is comprised of nine members. At the Annual Meeting, each of the following individuals was elected to serve as a director of the Company by proxy, with a total of 33,148,948 votes for the directors as a group and 4,684,441 votes withheld: Robert A. Hefner III; Breene M. Kerr; Brian
F. Egolf; Sir Mark Thomson BT; Robert B. Panero; Gary F. Fuller; Robert M.D. Cross; Larry A. Ray; William W. Daily.

The following votes were cast by proxy with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:


         For:                                               36,275,913
         Withheld:                                           1,557,476


Item 6. Exhibits and Reports on 8-K

    (a) Exhibits

    27 Financial Data Schedule

    (b) Reports on From 8-K

    None



    SIGNATURES

    Seven Seas Petroleum Inc.

    Date: August 16, 1999        By:   Larry A. Ray
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

                                       Ray A. Housley
                                       Treasurer and Controller

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27          Financial Data Schedule