Form 10-Q
period 1999-09-30
SEVEN SEAS PETROLEUM INC
filed 1999-11-15
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from                   to
                                      ------------------   -----------------

    Commission File No. 0-22483
                               ------------

                           --------------------------

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

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]
                                    -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF OCTOBER 31, 1999 THERE WERE 37,833,420 SHARES OF THE REGISTRANT'S COMMON SHARES, NO PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX


PART I. FINANCIAL INFORMATION
        (DEVELOPMENT STAGE ENTERPRISE)

        Item 1.     Condensed Consolidated Balance Sheets as of
                    September 30, 1999 (Unaudited) and
                    December 31, 1998 ......................................   2

                    Condensed Statements of Consolidated Operations and Accumulated Deficit for the nine months and three months ended September 30, 1999 and 1998 and the
                    Cumulative Total from Inception (February 3, 1995) to
                    September 30, 1999 (Unaudited) .........................   3

                    Condensed Statements of Consolidated Cash Flows for
                    the nine months ended September 30, 1999 and 1998 and
                    the Cumulative Total from Inception (February 3, 1995)
                    to September 30, 1999 (Unaudited) ......................   4

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited) .................................   5

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................   8

        Item 3.     Quantitative and Qualitative Disclosures about
                    Market Risk ............................................  15


PART II. OTHER INFORMATION .................................................  15

        Item 6.     Exhibits and Reports on Form 8-K .......................  15

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1999            1998
                                                                       -------------   ------------
                                ASSETS                                  (UNAUDITED)
CURRENT
     Cash and cash equivalents                                           $  15,349      $  38,147
     Short-term investments                                                  8,818          6,399
     Restricted short-term investments                                      13,484         13,244
     Accounts receivable                                                     5,827          6,562
     Interest receivable                                                        90            532
     Inventory                                                               1,085          1,316
     Prepaids and other                                                         53            225
                                                                         ---------      ---------
                                                                            44,706         66,425

Notes receivable from employees                                                436            200
Restricted long-term investments                                            12,785         18,658
Land                                                                         1,065          1,257
Evaluated oil and gas interests, full-cost method                           82,018         74,993
Unevaluated oil and gas interests, full-cost method                        113,267        113,116
Fixed assets, net of accumulated depreciation of $565 at
   September 30, 1999 and $232 at December 31, 1998                          1,141          1,357
Other assets, net of accumulated amortization of $916 at
   September 30, 1999 and $461 at December 31, 1998                          3,439          3,894
                                                                         ---------      ---------
TOTAL ASSETS                                                             $ 258,857      $ 279,900
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Accounts payable                                                    $   1,670      $  10,058
     Interest payable                                                        5,156          1,719
     Other accrued liabilities                                                 107            580
                                                                         ---------      ---------
                                                                             6,933         12,357
Long-term debt                                                             110,000        110,000
Deferred income taxes                                                       24,732         24,732
Minority interest                                                               --          9,713
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital -

     Authorized unlimited common shares without par value and
     37,833,420 and 37,778,420 issued and outstanding common shares at
     September 30, 1999 and December 31, 1998, respectively                225,805        222,447
     Authorized unlimited Class A preferred shares without par value                           --
     Warrants - none and 1,068,044 outstanding at September 30, 1999            --          3,093
     and December 31, 1998, respectively
Deficit accumulated during development stage                              (108,613)      (102,442)
Treasury stock, 29 shares held at September 30, 1999 and
     December 31, 1998                                                          --             --
                                                                         ---------      ---------
Total Stockholders' Equity                                                 117,192        123,098
                                                                         ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 258,857      $ 279,900
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

                                                                                                                    CUMULATIVE
                                                                                                                    TOTAL FROM
                                                                                                                     INCEPTION
                                                                                                                   (FEBRUARY 3,
                                                         NINE MONTHS ENDED           THREE MONTHS ENDED              1995) TO
                                                            SEPTEMBER 30,                SEPTEMBER 30,             SEPTEMBER 30,
                                                    ----------------------------    ----------------------------   -------------
                                                        1999           1998           1999            1998              1999
                                                    ------------    ------------    ------------    ------------    ------------
REVENUE
     Crude oil sales                                $        308    $         91    $        123    $       --      $      1,337
     Interest income                                       2,403           2,574             705           1,431           7,465
                                                    ------------    ------------    ------------    ------------    ------------
                                                           2,711           2,665             828           1,431           8,802

EXPENSES
     General and administrative                            6,234           5,761           1,610           3,442          28,235
     Oil and gas operating expenses                        1,662             804             151              46           3,764
     Depreciation and amortization                           806             446             292             219           1,777
     Writedown of proved oil & gas properties               --              --              --              --           129,789
     Loss (Gain) on sale of exploration properties           670            (577)           --              (577)            124
     Dry hole and abandonment costs                         --              --              --              --             1,145
     Geological and geophysical                             --              --              --              --                47
     Other (income) expense                                   73             (32)             51              (2)            (49)
                                                    ------------    ------------    ------------    ------------    ------------
                                                           9,445           6,402           2,104           3,128         164,832

NET LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST                                (6,734)         (3,737)         (1,276)         (1,697)       (156,030)
                                                    ------------    ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                                            30             102              10              72         (45,688)

NET LOSS BEFORE MINORITY INTEREST                         (6,764)         (3,839)         (1,286)         (1,769)       (110,342)
                                                    ------------    ------------    ------------    ------------    ------------

MINORITY INTEREST                                            593             370            --               167           1,729
                                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                            $     (6,171)   $     (3,469)   $     (1,286)   $     (1,602)   $   (108,613)
                                                    ============    ============    ============    ============    ============

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE, BEGINNING OF PERIOD                            (102,442)        (12,243)       (103,546)        (14,110)           --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE, END OF PERIOD                              $   (108,613)   $    (15,712)   $   (104,832)   $    (15,712)   $   (108,613)
                                                    ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.16)   $      (0.10)   $      (0.03)   $      (0.04)   $      (4.27)
                                                    ============    ============    ============    ============    ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                           37,806,072      35,706,779      37,883,420      36,724,401      25,408,553
                                                    ============    ============    ============    ============    ============

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                      CUMULATIVE
                                                                                                      TOTAL FROM
                                                                                                       INCEPTION
                                                                                                     (FEBRUARY 3,
                                                                                                        1995) TO
                                                                   NINE MONTHS ENDED SEPTEMBER 30,   SEPTEMBER 30,
                                                                       1999              1998            1999
                                                                   --------------    -------------   -------------
OPERATING ACTIVITIES
     Net loss                                                        $ (6,171)         $ (3,469)        $(108,603)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                  --                --             2,140
     Minority interest                                                   (593)             (370)           (1,729)
     Common stock contribution to 401(k) retirement plan                   --                --                79
     Depreciation and amortization                                        806               449             1,782
     Writedown of proved oil & gas properties                              --                --           129,789
     Loss on sale of exploration property                                 670              (577)              124
     Dry hole and abandonment costs                                        --                --             1,140
     Gain on sale of marketable securities                                 --                (6)               (6)
     Deferred income taxes benefit                                         --                --           (45,727)
     Amortization of investments                                       (1,048)               --            (1,048)
     Changes in working capital excluding changes to cash and cash equivalents:
        Accounts receivable                                             2,115               867            (3,565)
        Interest receivable                                               442              (495)              (90)
        Inventory                                                          27                --            (1,289)
        Prepaids and other, net                                           172                53               (53)
        Accounts payable                                              (13,587)           (5,299)           (7,877)
        Other accrued liabilities                                        (223)              339               346
                                                                     --------          --------         ---------
Cash Flow Used in Operating Activities                                (17,390)           (8,508)          (34,587)
                                                                     --------          --------         ---------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                            (10,353)          (24,324)          (82,698)
     Purchase of land                                                      (1)           (1,591)           (1,258)
     Purchase of investments                                           (8,818)          (56,069)          (47,119)
     Proceeds from acquisition                                             --                --               630
     Payment to withdraw from property                                   (250)            1,163               997
     Proceeds from sale of marketable securities                           --                50                50
     Proceeds from sale of investments                                 13,080                --            13,080
     Notes receivable from employees                                     (236)               --              (436)
     Other asset additions                                               (216)           (1,150)           (1,972)
                                                                     --------          --------         ---------
Cash Flow Used in Investing Activities                                  6,794           (81,921)         (118,726)
                                                                     --------          --------         ---------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                 --               284            12,393
     Proceeds from share capital issued                                    --             2,619            15,466
     Proceeds from additional paid-in capital contributed                  --                --                 1
     Proceeds from issuance of  long-term debt                             --           110,000           135,000
     Costs of issuing long-term debt                                       --            (4,248)           (5,821)
     Contributions by minority interest                                 1,386             5,416            11,623
                                                                     --------          --------         ---------
Cash Flow Provided by Financing Activities                              1,386           114,071           168,662
                                                                     --------          --------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (22,798)           23,642            15,349
Cash and cash equivalents, beginning of period                         38,147            18,067                --
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 15,349          $ 41,709         $  15,349
                                                                     ========          ========         =========

    Supplemental disclosures of cash flow information:
    The Company incurred interest costs of $10.3 million and $7.0 million for the nine month periods ended September 30, 1999 and 1998, respectively. Such amounts were capitalized during the respective periods.
    Cash paid for interest for the nine month periods ended September 30, 1999 and 1998 was $6.9 million, $0.9 million, respectively.
    The Company paid zero and $30,000 for estimated income taxes during the nine month periods ended September 30, 1999 and 1998, respectively. The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. DEVELOPMENT STAGE OPERATIONS

    Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are a development stage enterprise engaged in the exploration, development and production of oil and natural gas, primarily in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Field," which is located in an area defined by the Rio Seco and Dindal Association Contracts (the "Association Contracts") covering a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the two Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. The Company has no significant income producing properties and its principal assets, its interests in the Association Contracts, are in the early stage of exploration and development. Since inception through September 30, 1999, the Company incurred cumulative losses of $108.6 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

    As of September 30, 1999, the Company has spent $242.2 million to acquire and $71.6 million to delineate the reserve potential of the Guaduas Field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of September 30, 1999, the Guaduas Field had produced a cumulative volume of approximately 435,000 barrels of oil during various testing procedures. Except for additional production testing for further reservoir evaluation and the production planned to be trucked, continuous production of the Guaduas Field will not commence prior to installation of the necessary infrastructure.

     In September 1999, we signed an agreement with Ecopetrol agreeing to a schedule for further long term production tests, the drilling of an additional well, and other important issues leading to commercial production from the Guaduas field. The Company anticipates exploring the west side of the Guaduas Field structure and a deeper subthrust structure below the Guaduas field discovery through the drilling and re-drilling of three additional wells and continue to further delineate and develop the Guaduas Field in increments designed to optimize cash flows that can be reinvested into further delineation and development of the field. These planned increments, starting with an approximate 5,000 Bbls/d portable trucking facility (expected to be in operation in early-2000) followed by an approximate 25,000 Bbls/d pipeline facility (expected to be operational by early-2001) and culminating with an approximate 250,000 Bbls/d pipeline facility (expected to be in operation in early-2005) would be phased in as capital is available to fund the necessary delineation and development drilling, production facility and transportation facility expenditures.

    These plans are dependent upon the timing of a global operating license allowing development in the Association Contract areas; environmental and rights-of-way permits for production and transportation facilities; cost and timeliness of construction activities; availability of transportation on third party pipeline systems; and the timing of a commerciality agreement with Ecopetrol. Approval of commerciality by Ecopetrol is a critical part of the Company's strategy as Ecopetrol will bear fifty percent of all costs for development and production subsequent to the date commerciality is declared. Although the Company has reason to believe that a commerciality agreement can be reached with Ecopetrol, if the commerciality agreement is not in place before April 1, 2000 the Company may not be able to proceed as planned.

    As of September 30, 1999, the Company had unrestricted cash resources, including short-term investments, of $24.2 million and commitments under existing oil and gas agreements of $3.8 million in 1999. Based on available capital resources, the Company believes that it will be able to make its commitments and fund its exploration plan through 1999. To the extent the Company experiences delays or cost overruns in the exploration plan, the Company will be required to seek additional financing to meet its commitments and to carry out its exploration and development plan through 2000. The continued exploration and development of the Company's current properties is expected to require substantial amounts of additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company is unsuccessful in its exploration and development plan, constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt.

    Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertaities inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the concessions; the status of existing and future contractual relationships with Ecopetrol; foreign currency fluctuation risks; Seven Seas' substantial indebtedness; the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

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

3. OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for the nine months ended September 30, 1999 and 1998 and by geographic area is shown below (In thousands):


                                                                                  OTHER
                                                        UNITED                   FOREIGN
                                             CANADA     STATES     COLOMBIA       AREAS      TOTAL
   Nine months ended  September 30, 1999
     Revenues.............................. $  2,311   $      9    $     391     $    --  $   2,711
     Operating Income (Loss)...............    1,124     (2,569)      (4,599)       (690)    (6,734)
     Capital Expenditures..................       --         61        8,822         250      9,133
     Identifiable Assets...................   74,453      1,080      183,243          81    258,857
     Depreciation and Amortization               455        251          100          --        806
   Nine months ended  September 30, 1998
     Revenues.............................. $  2,481   $      9    $     175     $    --  $   2,665
     Operating Income (Loss)...............    1,861     (3,729)      (2,432)        563     (3,737)
     Capital Expenditures..................       --        937       27,415          54     28,406
     Identifiable Assets...................  106,152      1,384      299,257         469    407,262
     Depreciation and Amortization.........      334         80           32          --        446

4. NOTES RECEIVABLE FROM EMPLOYEES

    In April 1999, the Company loaned funds totaling $0.2 million to several non-executive employees for the purpose of purchasing the Company's common shares. These notes bear a 4.99% interest rate and are due 36 to 44 months from origination. The Company recognized interest income of $4,000 for the nine months ended September 30, 1999.

5. MINORITY INTEREST

    In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco Association Contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc (SSPH), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda L.L.C. SSPC owned the remaining 50% of Esmeralda L.L.C. and 62.963% of Cimarrona L.L.C with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona L.L.C., owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda L.L.C. to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda L.L.C. Next, Esmeralda L.L.C. was merged into Cimarrona L.L.C. SSPH continued to own 100% of the stock of SSPC. Cimarrona L.L.C. and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona L.L.C. which were proportionately attributable to SSPC (through the

Company's interests in Esmeralda L.L.C. and Cimarrona L.L.C.) were merged into SSPC in exchange for SSPC's interest in Cimarrona L.L.C. As a result, MTV became the sole member of Cimarrona L.L.C. and accordingly, Cimarrona L.L.C. is no longer a consolidated subsidiary of the Company. MTV maintained its proportionate interest in the Dindal and Rio Seco Association Contracts as a working interest owner and Seven Seas' net interest in the Association Contracts was not changed.

6. CONTINGENCIES

    The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

Colombian forest reserve

         Inderena, the predecessor to the current Ministry of Environment, declared a forest reserve in the 1980's in an area that includes a portion of the Dindal and Rio Seco Association Contracts. The existence of this reserve may make obtaining permits for drilling wells and building facilities more difficult, but does not preclude oil and gas activity. In fact, we were granted an envirionmental permit and drilled the Escuela 1 well on this area in 1993. More recently, the Guaduas municipality has, independently of the Ministry of Environment, declared a forest reserve in the same area. This latest reserve proclamation would prohibit drilling. Colombian counsel has advised us that the right to declare forest reserves is the exclusive right of the Ministry of Environment. We intend to discuss this matter with representatives of the municipal council and the mayor. In the event we do not obtain satisfactory results, we have also engaged Colombian counsel to proceed before an appropriate tribunal to have the municipal declaration ruled invalid. We are advised that the resolution could take from 12 to 18 months. We will also seek an order from the tribunal suspending the municipal declaration until final resolution. We are advised that this process would take four to six months. The earliest we would otherwise intend to drill in this area would be June 2000.

         The forest reserve includes approximately 6,250 acres of our 109,000 total acreage under the Rio Seco and Dindal association contracts. The forest reserve should not preclude us from recovering our proved oil and gas reserves. There is a surface location for the deeper subthrust structure well that can be drilled outside the forest reserve. Further, the existence of the forest reserve will not impede our development of the shallow Cimarrona reservoir of the Guaduas field.

Environmental penalties

         On June 8 1998 the Ministry of Environment required our subsidiary, GHK Company Colombia, to perform some remedial works on the El Segundo 6-E location and access road. GHK Company Colombia performed the works, and thereafter reported to the Ministry of Environment that all the works had duly been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8th 1999 GHK Company Colombia filed all the documentation which confirmed total compliance to the requirements. Although we cannot be certain, we do not expect any fines or penalties to be imposed in connection with the alleged El Segundo 6-E environmental violations.

         On August 30, 1999, the Ministry of Environment issued a resolution against our subsidiary, GHK Company Colombia, declaring it in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well. The resolution imposed a fine of approximately $215,000. We have filed an appeal for a reversal of the resolution, including 379 pages of documentary evidence supporting our position. We believe that we have corrected the environmental violations claimed by the Ministry of Environment and that the fine may be reduced or eliminated. However, the appeal process can take up to two years. The El Segundo No. 7 well has been restored and we do not currently have any drilling activities planned at this location.

Contract area

    The Dindal Association Contract was issued in March 1993 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Association Contract. The exploration period under the Dindal Association Contract will be extended to September 23, 2000, provided the Associates commit to an additional $2.0 million of exploration work. In September 2000, we must relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field or negotiate another one year extension by committing to additional exploration work, if applicable.

Surface location

    A lawsuit has been filed by the landowners for the El Segundo 1 surface location to cancel our surface lease. Our Colombian legal counsel has advised us that, on the basis of the claims asserted, we should win the lawsuit. We plan to rigorously defend this claim.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

    Among the factors that have a direct bearing on Seven Seas' results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the concessions; the status of existing and future contractual relationships with Ecopetrol; foreign currency fluctuation risks; Seven Seas' substantial indebtedness; the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

OVERVIEW

    Our principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian state oil company) in the Dindal and Rio Seco association contracts. As of December 31, 1998, Ryder Scott Company Petroleum Engineers estimated total proved recoverable reserves for the Guaduas field of 163,303,000 barrels of oil, of which 38,719,235 barrels of oil were attributable to our interest.

    We had working capital, net of restricted investments, of $24.3 million, and unrestricted cash resources, including short-term investments, of $24.2 million as of September 30, 1999. Our non-discretionary capital commitments for the remainder of 1999, as of September 30, 1999, are approximately $3.8 million.

    In September 1999, we signed an agreement with Ecopetrol agreeing to a schedule for further long term production tests, the drilling of an additional well, and other important issues leading to commercial production from the Guaduas field. The principal points of the agreement with Ecopetrol include:

   O The Associates agree to continue extensive production tests on four wells and drill the El Segundo 4 well, an up-structure well to test a possible gas cap for the field. The production test and El Segundo 4 should be completed near year-end 1999 and we estimate total costs to drill and complete the well will be approximately $6.2 million gross ($3.4 million net).

   O Subsequent to this production testing and the completion of the El Segundo 4 well, we will make a formal application to Ecoeptrol for the commercial development of the Guaduas field.

   O Within 90 days from filing the commercial development plan, Ecopetrol is required to advise us if it will participate and begin paying its 50% share of future development costs or will allow the Associates to proceed with the development of the Guaduas field on a sole risk basis, which would enable the Associates to recoup 200% of their future development costs before Ecopetrol receives its share of production.

   O Ecopetrol agreed to dedicate both the 20% royalty share and its share of oil from the Guaduas field to a proposed pipeline. If Ecopetrol does not participate in the pipeline, it will agree to a tariff for the transportation of its oil on or before the final decision concerning Commericality.

   O The six year exploration period under the Dindal Association Contract will be extended until Ecopetrol responds to the Commericalty request and, at the Associate's option, can be further extended to September 23, 2000, provided the Associates expend an additional $2.0 million of exploration work.

   O The period for relinquishment of land will also be extended until the last to occur of 1) the Commericaity decision by Ecopetrol or 2) September 23, 2000, by the $2.0 million additional work commitment.

     Due to the time required for concluding the agreement with Ecopetrol, the changing conditions of the oil and gas industry and the possibility of obtaining the new contract terms disclosed by Ecopetrol for new exploration on existing contracts, our priorities have changed. Assuming timely payment by our co-participants of their share of costs, we intend to use our available capital to:

   O Drill the Tres Pasos No. 16 well, an exploration well on the west side of the Guaduas field structure. We expect this well to be completed by mid year 2000, and we estimate total costs to drill and complete the well will be approximately $6.7 million gross ($3.7 million net).

   O Drill a deeper subthrust structure exploratory well below the Guaduas field to test the repeated Hoyon (Tertiary) formation and the repeated Cimarrona (Cretaceous) formation. If we get the new contract terms timely, we expect this well to be completed by the end of the first quarter of 2001. We estimate the total cost will be approximately $25.5 million gross ($12.5 million net).

   O Reenter and redrill and test the El Segundo 6-E or El Segundo 3-E. We expect this re-entry to be completed by mid- 2000, and estimate total cost for this well will be approximately $2.5 million gross ($1.4 million net).

     We plan to use our available cash and cash from production tests to complete the foregoing.

     If additional funds become available from borrowings or otherwise, we would next drill exploration wells on the multiple prospects within the Rosablanca and Montecristo blocks, which we operate.

    Subject to obtaining adequate additional funding, our next priority is to continue to delineate and develop our principal property in the Guaduas field. The Company plans to focus its resources on placing the Guaduas field on production by increments in order to achieve cash flow as soon as possible. First production from the Guaduas field, Increment I, should be achieved through the construction of a Portable Trucking Facility ("PTF" -- subsequently to become part of the permanent facilities) for the trucking of between 4,000 Bbls/d and 6,000 Bbls/d to a local refinery located approximately 80 miles from the Guaduas field. The estimated net capital cost to the Company for these facilities is approximately $1.0 million. The Company estimates that it can commence PTF production in early 2000. Increment II, Early Pipeline Production, includes the construction of facilities for the production of 20,000 Bbls/d to 30,000 Bbls/d and is scheduled to go on line in early-2001. Increment II facilities will include the construction of a 36-mile pipeline that will connect with the existing regional OAM pipeline. Contemporaneously, the Company will drill additional development wells and one gas injection well. The Company estimates that the net capital cost of the pipeline, the production facilities and drilling the necessary wells will be approximately $12.6 million. The net cost of the pipeline will range from $4.3 million to $6.1 million, depending on the size. Whether the Company can achieve the Increment I and II objectives on schedule and with the Company's existing capital resources is dependant upon a number of factors, many of which are not within its control, such as timely environmental permitting, securing pipeline rights-of-way, obtaining Ecopetrol's agreement to commerciality under the Association Contracts and timely payments by the co-participants of their share of these costs as well as the market price of oil field equipment and services. If the Company experiences delays or cost overruns, which must be considered possible, the Company will seek other sources of financing, including project financing, industry joint ventures or like arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. The Company's expenditures for Increment II, Early Pipeline Production, may be substantially reduced by having a third party construct the Guaduas pipeline (connecting to the OAM regional pipeline), in which case the Company may have little or no equity, thereby obligating the Company to pay only a per barrel tariff on its oil transported through the pipeline and none of the capital expenditures that are currently budgeted by the Company for the construction of the pipeline.

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

    We are obligated to conduct seismic operations on the Rosablanca and Montecristo blocks during 1999 at a net cost of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital, net of restricted investments, of $24.3 million, and unrestricted cash resources, including short-term investments, of $24.2 million as of September 30, 1999. Our non-discretionary capital commitments for the remainder of 1999, as of September 30, 1999, are approximately $3.8 million.

         Our activities from inception through September 30, 1999 were funded primarily by the proceeds from private placements of our securities, including our common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions include:

   O Exchangeable Notes. In August 1997, we issued $25.0 million of 6% exchangeable notes in a private transaction with institutional and accredited investors. The exchangeable notes accrued interest at a rate of 6% per annum and were payable on December 31 and June 30 in each year, commencing December 31, 1997. The exchangeable notes were scheduled to mature on August 7, 2003.

   o Convertible Debentures. The exchangeable notes were exchanged for a like principal amount of 6% convertible debentures on August 5, 1998. The 6% convertible debentures were converted on August 6, 1998 into units consisting of 2,173,901 common shares and warrants exercisable for 1,086,957 common shares.

   o Purchase Warrants. On February 5, 1999, purchase warrants for 1.1 million of our common shares expired without exercise. We received proceeds of $0.3 million from the exercise of 18,913 warrants. These purchase warrants had been issued in association with the exchange and conversion of our previously outstanding $25 million issue of 6% exchangeable notes.

   o Senior Notes. In May 1998, we completed the offering of $110 million of 12 1/2% senior notes due May 15, 2005 and received net proceeds of approximately $106 million. Approximately $37.8 million of the proceeds has been held in a separate account or in escrow to provide for the first three years of interest payable under the senior notes. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 1998. The senior notes mature on May 15, 2005. The senior notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2002, at the prescribed redemption price, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption. Notwithstanding the foregoing, at any time prior to May 15, 2001, we may redeem up to 33 1/3% of the original aggregate principal amount of the senior notes at a redemption price of 112.50% of the principal amount redeemed with a portion of the net proceeds of an equity or strategic investor offering, provided that at least 66 2/3% of the original aggregate principal amount of the senior notes remains outstanding immediately after the redemption. In the event of certain changes affecting withholding taxes applicable to certain payments on the senior notes, the senior notes may be redeemed at our option, in whole but not in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the redemption date. Upon the occurrence of a change of control:

                  (1) Unless we redeem the senior notes as provided in (2) below, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of purchase; and

                  (2) We will have the option, at any time prior to May 15, 2002, to redeem the senior notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

         The senior notes are senior obligations of Seven Seas and rank pari passu in right and priority of payment with all of our existing and future senior indebtedness.

COLOMBIA

         In 1995, we acquired a 15% interest in the Dindal and Rio Seco association contracts through our participation in El Segundo 1-E, the Guaduas field discovery well. In 1996, we acquired an additional 36.7% in the Dindal and Rio Seco association contracts in exchange for the issuance of our common shares valued at $153.1 million in the aggregate at that time. In 1997, we acquired an additional 6% in the Dindal and Rio Seco association contracts in exchange for the issuance of our common shares valued at $18.6 million in the aggregate at that time. From inception through September 30, 1999, we had capital expenditures of $74.9 million for the acquisition, exploration, and development of oil and gas properties, including $73.6 million for our interests in Colombia.

         Our estimated capital expenditures assume that each of the associates in the association contracts approves and pays its proportionate share of capital expenditures. Under the terms of the association contracts, if a commercially feasible discovery is made, Ecopetrol may acquire a 50% interest in the property, and the interests of all other parties to the contract will be reduced by 50%. Ecopetrol will bear 50% of the associated development costs and will reimburse the other associates for 50% of certain exploration activities. The association contracts require Ecopetrol's participation in the production facilities. We expect that Ecopetrol will participate in the extent of 50% of the pipeline and infrastructure costs. We cannot be sure, however, that an agreement will be reached and we may be required to fund amounts greater than the amounts presented as our net share. Ecopetrol retains the right not to participate initially in the development. In this case, the associates can develop the Guaduas field under a sole risk provision, and will be required to invest 100% of the development costs. After the associates have recovered 200% of the costs invested for development plus 50% of certain exploration costs, Ecopetrol will become a participant in the project with a 50% interest.

         To date, all oil revenues have been due to our share of crude oil produced during production testing of our wells on the Guaduas field. Although we intend to continue selling oil from production tests, significant commercial production is not expected until we drill, or redrill and complete, additional wells and construct production and pipeline transportation facilities.

         We have contracted to acquire 100 kilometers of new 2-D seismic on the Rosablanca association contract at a net cost of approximately $1.1 million. We estimate the cost to conduct seismic operations on the Montecristo and Rosablanca association contract areas in 1999 will be $2.1 million. We are negotiating with Ecopetrol to substitute alternate work for the obligation to conduct seismic operations over 100 kilometers under the Montecristo contract. We may assign part of our interest to a third party who would pay these costs, which would result in a reduction of our interest.

         We signed a purchase and sale agreement to sell our 11.875% interest in the Tapir association contract in Colombia, South America to Solana Petroleum Exploration Colombia Ltd. for 3,000,000 shares of common stock of Solana Colombia's parent corporation, Solana Petroleum Corporation. The transaction has been valued at $1.4 million. The sale has been approved by the Solana shareholders but is awaiting approval by the Alberta Stock Exchange and Ecopetrol. The transaction is expected to close by the end of November 1999. If this transaction is not completed, we will have estimated capital expenditures of $0.3 million in 2000 to drill the Mateguafa 2 well.

AUSTRALIA

         In June 1999, we paid $0.2 million to the operator for the right to withdraw from our 20% interest in the Bass Strait Basin in offshore southeast Australia. The withdrawal resulted in a $0.7 million loss. The operator assumed all obligations related to the property in the future.

         In 1998, we completed the sale of our 11.77% working interest in the Perth Basin in Western Australia for approximately $0.9 million in cash and the reimbursement of approximately $0.3 million for certain capital expenditures.

PAPUA NEW GUINEA

         In February 1999, we entered into an agreement with ARCO Papua New Guinea Inc. whereby ARCO funded our obligation for the twelve-month period ended July 1998 for an 80% interest in the subject exploration permit. Subsequently, we relinquished our rights in the property to ARCO, retaining a small production payment. We have no remaining required capital expenditures.

ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

         The consolidated financial statements and notes thereto included in this prospectus have been prepared in accordance with generally accepted accounting principles in the United States.

    Our exploration and development activities have not generated a substantial amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "Deficit accumulated during the development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from our inception. Period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of Seven Seas will be highly dependent upon the success of our Guaduas field operations. The statement of cash flows shows inflows and outflows for each period presented and from our inception. In addition, the Notes to Condensed Consolidated Financial Statements are required to identify the enterprise as development stage.

         We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. As of December 31, 1996, unevaluated oil and gas interests included capitalized general and administrative costs of $0.1 million. No additional general and administrative costs were capitalized during 1997 and 1998. We capitalized interest of $10.3 million and $7.0 million for the nine month periods ended September 30, 1999 and 1998, respectively.

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

RESULTS OF DEVELOPMENT STAGE OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $0.1 million and zero for the quarter ended September 30, 1999 and 1998, respectively. Oil and gas operating expenses were $0.2 million and $46,000 for the quarter ended September 30, 1999 and 1998, respectively. The 1999 costs related to the long term production testing of the El Segundo 1-S well. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

    Oil production in Colombia (net to the Company) of 11,029 barrels and zero for the quarter ended September 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $11.77 per barrel in 1999.

    Interest income was $0.7 million and $1.4 million for the quarter ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 was the consequence of lower cash and investment balances resulting from use of funds from the issuance of senior notes in May 1998.

    General and administrative costs were $1.6 million and $3.4 million for the quarter ended September 30, 1999 and 1998, respectively. The $1.8 million decrease in general and administrative expenses from the three month period ended June 30, 1998 to the three month period ended June 30, 1999 was primarily attributable to the non-recurring charges incurred during the third quarter of 1998, including 0.8 million relating to costs incurred conducting a feasibility study for the proposed pipeline and production facilities in Colombia, a $0.2 million retroactive adjustment to salary expense as well as professional service costs associated with the conversion of the $25 million convertible debentures and the registration of the stock and warrants attributable to it. This was slightly offset by increases in general and administrative activities incurred in an attempt to move the Company into initial sustained production levels.

    Depreciation and amortization was $0.3 million and $0.2 million for the quarter ended September 30, 1999 and 1998, respectively. The increase resulted from higher depreciation costs relating to the increase in fixed assets. As of September 30, 1999, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the three months ended September 30, 1999 and 1998, respectively.

    The Company incurred net losses of $1.3 million and $1.6 million for the quarter ended September 30, 1999 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas Field. Revenues from oil sales were $0.3 million and $0.1 million for the nine months ended September 30, 1999 and 1998, respectively. Oil and gas operating expenses were $1.7 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. The 1999 costs related to the long term production testing of the Tres Pasos 1-W Horizontal and the El Segundo 1-S wells. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

    Oil production in Colombia (net to the Company, including minority interest through June 30, 1999) of 36,599 barrels and 1,997 for the nine months ended September 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Ecopetrol at an average price of $9.12 per barrel in 1999 and $8.14 per barrel in 1998.

    Interest income was $2.4 million and $2.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $6.2 million and $5.8 million for the nine months ended September 30, 1999 and 1998, respectively. The quarter ended September 30, 1998 included $0.8 million relating to costs incurred conducting a feasibility study for the proposed pipeline and production facilities in Colombia. The $0.4 million increase in general and administrative expenses from to 1999 was primarily attributable to a $1.0 million increase in personnel costs in both US and Colombia, $0.4 million in several costs, and increased professional services and general and administrative activities incurred in an attempt to move the Company into initial sustained production levels. However, several non-recurring charges incurred during the third quarter of 1998, which included a $0.8 million relating to costs incurred conducting a feasibility study for the proposed pipeline and production facilities in Colombia and a $0.2 million retroactive adjustment to salary expense, somewhat offset the increase.

    Depreciation and amortization was $0.8 million and $0.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase from 1998 to 1999 was attributable to the amortization of costs incurred on the issue of the senior notes in May 1998 (see "Liquidity and Capital Resources") and from higher depreciation costs relating to the increase in fixed assets. As of September 30, 1999, the Company has not recorded depletion of its proved oil and gas property as only insignificant quantities of oil have been produced during its production testing plan.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the nine months ended September 30, 1999 and 1998, respectively.

    The Company incurred net losses of $6.2 million and $3.5 million for the nine months ended September 30, 1999 and 1998, respectively.

COLOMBIAN TAXES

    Our net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

YEAR 2000 DISCLOSURE

    The "Year 2000 Issue" is a general phrase used to refer to certain business implications of the arrival of the Year 2000. In simple terms, on January 1, 2000, all hardware and software systems which use the two-digit year convention could fail completely or create erroneous data as a result of the system failing to recognize the two digit internal date "00" as representing the Year 2000.

         We do not believe that our internal systems and operations have any material Year 2000 compliance problems, and we do not anticipate incurring significant remediation costs, if any. We have a limited operating history and are engaged solely in the exploration, development and production of oil and natural gas in Colombia. As such, we engage in few transactions and have minimum reliance on the hardware and software systems of third parties. Further, our hardware and software systems are relatively new and widely utilized. We have been advised that all of these systems are Year 2000 compliant. Our internal dependence on information systems and other operating equipment that could potentially require remedial action to become Year 2000 compliant is low. Accordingly, the risk of operation disruptions and the corresponding risk of liability for disruptions caused by non-Year 2000 compliant systems are not of major concern to us.

     One of the next phases in the development of the Guaduas field is the transportation and marketing of crude oil to be produced from our properties. We have retained Brown & Root Energy Services and Technivance Brown & Root S.A. to conduct planning and engineering studies for the pipeline and associated compression facilities from the Guaduas field. We intend for the technology employed in the delivery systems to be Year 2000 compliant. We have also asked these consultants to review any Year 2000 risks associated with the planned interconnection of our delivery systems with other pipelines, and are reviewing the Oleoducto Alto Magdelena delivery systems in conjunction with our current negotiations with the operator of that pipeline. Seven Seas or the consultants will review and, where necessary, rectify the Year 2000 risks associated with interconnections to the pipelines. We are not currently aware of Year 2000 limitations that would compromise the computer systems. In addition, we would not be responsible for remediation costs associated with such computer systems should any technical problems arise. However, in the event a pipeline was rendered inoperable as a result of Year 2000 issues, we may be required to rely on less efficient alternate delivery systems, such as tanker trucks, to transport any oil production to market.

     As we develop our infrastructure at the Guaduas field, we will continue to monitor Year 2000 compliance issues relating to equipment supplied by our vendors and contractors. Since we do not currently supply significant oil production, and no supply contracts have been entered, we are unable to assess the significance of Year 2000 issues affecting potential customers.


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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on 8-K
     (a) Exhibits

         3 -- Articles of Incorporation and By-laws
                     *(A) -- The Amalgamation Agreement effective June 29,
                             1995 by and between Seven Seas Petroleum Inc., a British Columbia corporation; and Rusty Lake Resources Ltd.
                     *(B) -- Certificate of Continuance and Articles of
                             Continuance into the Yukon Territory
                     *(C) -- By-Laws

         27 - Financial Data Schedule

* Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

    (b) Reports on Form 8-K

    None

                                   SIGNATURES


                                           SEVEN SEAS PETROLEUM INC.


    Date: November 16, 1999                 By:  Larry A. Ray
                                                 Executive Vice President,
                                                 Chief Operating Officer and
                                                 Chief Financial Officer
                                                 Sir Mark Thomson, Bt. President

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27             Financial Data Schedule