Form 10-K
period 1999-12-31
SEVEN SEAS PETROLEUM INC
filed 2000-03-30
CIK 947156

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

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act

                                                           NAME OF EACH EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
                --------------                             ---------------------
   Common shares -- no par value per share                American Stock Exchange
   Common shares -- no par value per share                 Toronto Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2000, there were 37,833,420 shares of the registrant's common shares, no par value per share, outstanding. The aggregate market value of the common shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates for this purpose as if they may be affiliates of the registrant) was approximately $62.7 million on March 22, 2000, based upon the closing sale price of the common shares on such date of $2.13 per share on the American Stock Exchange as reported by The Wall Street Journal.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                             PAGE
                                                                             ----
                                     PART I

Item 1.       Business....................................................     1
Item 2.       Properties..................................................    10
Item 3.       Legal Proceedings...........................................    19
Item 4.       Submission of Matters to a Vote of Security Holders.........    19

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related               20
                Stockholder Matters.......................................
Item 6.       Selected Financial Data.....................................    21
Item 7.       Management's Discussion and Analysis of Financial Condition     21
                and Results of Operation..................................
Item 7a.      Quantitative and Qualitative Disclosures about Market           28
                Risk......................................................
Item 8.       Financial Statements and Supplementary Data.................    30
Item 9.       Changes in and Disagreements with Accountants on Accounting     56
                and Financial Disclosure..................................

                                    PART III

Item 10.      Directors and Officers of the Registrant....................    56
Item 11.      Executive Compensation......................................    57
Item 12.      Security Ownership of Certain Beneficial Owners and             64
                Management................................................
Item 13.      Certain Relationships and Related Transactions..............    65

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form    68
                8-K.......................................................

                                     PART I

ITEM 1. BUSINESS

                              OVERVIEW AND HISTORY

     We are a development stage company under the SEC's accounting rules, because we are devoting substantially all of our efforts to establishing a new business and have produced no significant revenue from the business. See "Risks Related to our Business -- We have a limited operating history" and "-- We have historical operating losses." Seven Seas Petroleum Inc. was incorporated under British Colombia law on February 3, 1995. On June 29, 1995, Seven Seas amalgamated with Rusty Lake Resources Inc. Rusty Lake was formed January 31, 1993, under Ontario law, when Lithium Corporation of Canada, Limited joined Stockgold Resources Inc. We continued Seven Seas as a Yukon Territory, Canada corporation in August 1996.

     We acquired our initial 15% interest in two association contracts in Colombia in 1995. We acquired the interests in the Dindal and Rio Seco association contracts from GHK Company Colombia. Upon acquiring our Dindal and Rio Seco interests, we participated in drilling the El Segundo well, resulting in the Guaduas field discovery.

     In 1996, we acquired an additional 36.7% interest in both association contracts for $153.1 million of our securities, based on the closing stock price on the date of the acquisition. We acquired the interest when we acquired 100% of GHK Company Colombia and Esmeralda LLC, and 63% of Cimarrona LLC.

     On March 5, 1997, we acquired 100% of the outstanding voting stock held in Petrolinson, S.A. for $18.6 million of our securities, based on the weighted average of the closing prices for 30 day periods before and after the letter of intent was signed. The principal asset owned by Petrolinson, S.A. is a 6% participating interest in the association contracts. As consideration for the 6% participating interest in the association contracts, we issued to the sole shareholder of Petrolinson, S.A. 1,000,000 common shares of Seven Seas. The common shares issued to the Petrolinson, S.A. shareholder were subject to an escrow agreement, the terms of which provided for a 120-day escrow of shares commencing from March 5, 1997 with an option by us to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the Petrolinson, S.A. shareholder were released from escrow on July 3, 1997, in accordance with the escrow agreement. This 6% interest will be carried through exploration by the other 94% participating interest parties. For a more complete discussion of our association contracts, see "Properties -- Colombian
Properties -- Dindal and Rio Seco association contracts," "-- Montecristo and Rosablanca association contracts" and "-- Tapir association contract."

                              CORPORATE STRUCTURE

     Following is a diagram of our corporate structure. We own 100% of all of our subsidiaries.

                             [SevenSeas Org.Chart]
---------------

(1) Operator of the Montecristo and Rosablanca association contracts

(2) Operator of the Dindal and Rio Seco association contracts

                             OUR ORIGINAL STRATEGY

     In our December 31, 1998 Form 10-K, we outlined our plan for the future development of the Guaduas field. We originally planned to begin the first two increments, trucking production in late 1999 or early 2000 and early pipeline production, in 2000. Increments three through five would then depend upon the successful completion of the first two increments.

     In order for us to meet our original schedule to begin the trucking and pipeline production of the first two increments in 2000, three contingencies had to be satisfied in 1999. First, we needed to receive a global operating license from the Colombian Ministry of Environment; second, we needed to receive an environmental pipeline permit; and third, we needed to get approval of commerciality by the Colombian national oil and gas company. Empresa Colombiana de Petroleos, known as Ecopetrol, the Colombian national oil and gas company, is a required partner in all of our transactions in the region. When we say that we need Ecopetrol's approval of commerciality, we mean that we need Ecopetrol to declare that the field is productive in commercial quantities and Ecopetrol will begin paying 50% of the development costs. Due to circumstances beyond our control, none of these three contingencies occurred in 1999. As a result, we had to change our strategy to accommodate the unexpected delays and the change in our circumstances.

                        CHANGES IN OUR ORIGINAL STRATEGY

     We spent most of 1999 negotiating an agreement with Ecopetrol that would lead to a final decision on commerciality. In the agreement, we agreed to a schedule for further long term production tests, the drilling of an additional well, and other important issues leading to commercial production from the Guaduas field. The principal points of the agreement with Ecopetrol include:

     - Seven Seas and our associates agreed to continue extensive production tests on four wells and drill the El Segundo 4 well, an up-structure well to test a possible gas cap for the field. The El Segundo 4 well has been drilled and tested. See "Properties -- Colombian Properties -- Table of Guaduas field wells." Total cost to drill the well was approximately $6.2 million gross ($3.4 million net).

     - Ecopetrol agreed to dedicate both the 20% royalty share and its share of oil from the Guaduas field to a proposed pipeline. If Ecopetrol does not participate in the pipeline, it will agree to a tariff for the transportation of its oil on or before the final decision concerning commerciality of the field.

     - The six year exploration period under the Dindal association contract was extended until Ecopetrol responds to the commerciality request and, at Seven Seas' and our associates' option, could be further extended to September 23, 2000, provided Seven Seas and our associates expend an additional $2.0 million of exploration work. We have notified Ecopetrol that we plan to re-complete the El Segundo 3-E well in mid-2000 to satisfy this obligation.

     In fulfilling the commitments we made in the Ecopetrol agreement, we were able to obtain the data required by Ecopetrol's technical personnel for its decision on commerciality. On December 30, 1999, we made a formal application to Ecopetrol for the commercial development of the Guaduas field. On February 23, 2000, we filed an addendum to the application. By letter dated March 6, 2000, Ecopetrol advised us that we had completed contractual requirements that require Ecopetrol to advise us within 90 days from February 23, 2000 (May 23, 2000) if it will participate and begin paying its 50% share of future development costs or will allow Seven Seas and our associates to proceed with the development of the Guaduas field on a sole risk basis.

                              OUR CURRENT STRATEGY

     As part of satisfying our commitments under the Ecopetrol agreement, we conducted a long-term production test, which resulted in production rates similar to our prior Increment I trucking plan. Despite the fact that the long-term test production occurred approximately four months ahead of our early-2000 Increment I target date, we will miss our target date of late-2000 for beginning Increment II because we have not yet received the decision on commerciality, the global operating license or the environmental pipeline permit. Our development strategy depends on Ecopetrol's decision regarding commerciality. Below, we have identified three scenarios that may occur, depending on the outcome of Ecopetrol's commerciality decision.

     SCENARIO 1: Ecopetrol approves commerciality before May 23, 2000; we receive the global operating license and environmental pipeline permit and we obtain sufficient financing to pay our share of the costs. In this scenario, we estimate that we will begin transporting Guaduas field oil production through the pipeline approximately 12 months from the date Ecopetrol approves our commerciality request, we receive the global operating license and environmental pipeline permit, and secure financing.

     SCENARIO 2: Ecopetrol rejects our commerciality request and we decide, together with our Rio Seco and Dindal association contract partners, to develop the Guaduas field as originally intended, but on a sole-risk basis without Ecopetrol's participation. In this scenario, Seven Seas and our contract partners would pay 100% of the development costs. We would also retain all revenues from production after the 20% royalty reduction. Ecopetrol can start to participate at any time subject to our right to 200% reimbursement of prior costs. A decision to proceed on a sole-risk basis could cost the contract partners as a group approximately $90 million. Proceeding sole-risk could cost Seven Seas, individually, approximately $50 million.

     SCENARIO 3: Ecopetrol rejects our commerciality request; we and our association contract partners decide not to proceed on a sole-risk basis and we negotiate a modified commerciality decision with Ecopetrol. This scenario would likely consist of trucking production and would result in postponing a final decision on pipeline construction. Depending on oil prices, the cash flow produced under Scenario 3 could fund our annual overhead. If we proceed under this scenario, our immediate priority would be to use our existing cash resources to test the underlying formations of the subthrust Dindal structure and to further explore the Rio Seco and Dindal association contract blocks to increase the reserves of the shallow Guaduas field. We may be able to fund this strategy with our existing cash resources. In any event, we would immediately seek additional financing as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financing the Go Forward Strategies."

     For more details about our strategy and the three scenarios described above, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Go Forward Strategy."

                           FINANCING OUR DEVELOPMENT

     Under the terms of our $110 million senior notes, we are allowed to incur an additional $25 million of indebtedness that could be secured and senior to the senior notes. We could, for example, secure the additional indebtedness with our reserves. We are also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. We cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. If we spend all of our available capital as contemplated by our current strategy, we will have to seek additional financing for additional operations, including further exploratory drilling to extend the area of the Guaduas field and to test the deeper formations of the subthrust structure on the Dindal association contract area. For more information about our financing plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financing the Go Forward Strategies" and "-- Liquidity and Capital Resources."

                         RISKS RELATED TO OUR BUSINESS

     In addition to the other information set forth elsewhere herein, the following factors relating to the company should be carefully considered when evaluating the company.

WE HAVE A LIMITED OPERATING HISTORY.

     We commenced our operations in 1995 and have only a limited operating history. Accordingly, we have limited historical financial and operating information upon which to base an evaluation of our performance.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in the early stages of development.

WE HAVE HISTORICAL OPERATING LOSSES.

     We have had operating losses at an increasing rate each year since inception. Our only production, as of December 31, 1999, has been approximately 790,800 barrels of oil from test production. We do not expect to have continuous production transported through pipeline prior to early 2001. Therefore, estimates of proved reserves and the level of future production attributable to such reserves are difficult to determine. We cannot assure you of the volume of recoverable reserves. Our business will continue to require substantial expenditures. We cannot be certain that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DO NOT HAVE ENOUGH REVENUES TO PAY OUR
DEBTS.

     As of December 31, 1999, we had $110 million of outstanding indebtedness. The debt consisted of 12 1/2% senior notes due 2005. Under certain circumstances, we may, or our subsidiaries may, become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of further developing our properties. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

WE DO NOT HAVE ANY SIGNIFICANT INCOME-PRODUCING PROPERTY.

     We are a development stage company under the SEC's accounting rules because we are devoting substantially all of our efforts to establishing a new business and have produced no significant revenue from the business. We do not have any significant income-producing property. Our principal assets are in the early stages of exploration and development. Since the date of our inception through December 31, 1999, we have incurred cumulative losses of $109.2 million. Because we continue to explore and develop, we expect to continue to incur losses. Assuming we can borrow at an acceptable rate, we expect the amount of our debt to increase until production increases enough to cover our operating expenses. Our only oil sales have been from production testing on our Colombian wells. We do not expect significant production from our existing wells until we build production facilities and pipelines.

ANY CASH FLOW WE EXPERIENCE MAY BE USED TO PAY OUR EXISTING DEBTS AND WE MAY NOT HAVE THE CASH FLOW WE NEED FOR OTHER PURPOSES.

     Any cash flow generated from our operations will likely be used to pay our debt. As a result, we may not have the cash flow available for other purposes. Additionally, our debt may affect our ability to finance our future operations and capital needs.

IN ORDER TO MARKET PRODUCTION, WE WILL NEED PRODUCTION FACILITIES AND PIPELINES.

     We cannot market our production without proper production facilities and pipelines. We depend on the availability and capacity of gathering systems, pipelines, compression and production facilities. We must have adequate storage, separation and reinjection facilities. If these facilities are not available or they are not large enough, we could have to shut in producing wells, which means we would temporarily stop production from some wells even though the wells are capable of producing oil. We also could have to delay or discontinue our development plans. We do not currently have any contracts for the construction of production facilities or pipelines. See "Business -- Our Current Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Go Forward Strategy."

COLOMBIAN ENVIRONMENTAL LAWS HAVE DELAYED OUR OPERATION IN THE PAST AND MAY DO SO AGAIN IN THE FUTURE.

     Colombian environmental laws require us to get an environmental permit or approval before we conduct seismic operations, drill wells or construct pipelines. Our operations have been delayed in the past while we tried to get an environmental permit and they are currently delayed. We do not know how long the delay will last. Our operations could be delayed again for the same reason. Failure to get the necessary licenses and permits may also prevent us from getting alternative financing.

POLITICAL AND ECONOMIC UNCERTAINTY IN COLOMBIA COULD WORSEN AT ANY TIME AND OUR OPERATIONS COULD BE DELAYED OR DISCONTINUED.

     Our business is subject to political and economic risks, including:

     - loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war and insurrection;

     - risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties;

     - renegotiation of contracts with governmental entities;

     - changes in laws and policies governing operations of foreign-based companies in Colombia;

     - exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

     - laws and policies of the United States affecting foreign trade, taxation and investment; and

     - the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

     Our operations have not been disrupted by guerrilla activity. We do not know how guerrilla activity will affect us in the future, or what steps, if any, the Colombian government may take in response to guerrilla activities.

A PORTION OF OUR PROPERTIES ARE LOCATED IN A FOREST RESERVE AREA.

     Inderena, the predecessor to the Colombian Ministry of the Environment, declared a forest reserve for an area that covers a portion of the Guaduas field. Obtaining permits to drill wells and build roads and other necessary facilities likely will be more difficult in this area. Further, a Guaduas municipality has separately declared a forest reserve in this area that would prevent drilling. Unless we are successful in contesting the authority of the municipality, we would be prevented from drilling the deeper formations below the Guaduas field on a portion of our contract acreage. See
"Business -- Regulation -- Colombian forest reserve."

IF WE DO NOT SATISFY THE WORK REQUIREMENTS OF OUR ASSOCIATION CONTRACTS, THE COLOMBIAN GOVERNMENT MAY TERMINATE ALL OR PART OF THE CONTRACTS.

     Our Colombian association contracts have certain work requirements. For more information on the specific contract terms and obligations, see
"Properties -- Colombian Properties". We may not be able to satisfy our contractual obligations. If we do not comply with the work requirements of the association contracts, or successfully renegotiate the terms, Ecopetrol may terminate all or part of one or more of our contracts. If Ecopetrol terminated one of our association contracts, we would lose all of the reserves associated with that contract. We would also lose all of our investment in that association contract.

OUR PLANS AND STRATEGY WILL CHANGE AS CONDITIONS DICTATE.

     We are still a development stage company. Our ability to make plans and forecasts is affected by numerous factors, many of which are beyond our control. As an example, we did not meet our announced schedule for 1999. See "Business -- Our Current Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- 1999 in Review."

THE U.S. HAS IMPOSED IN THE PAST, AND MAY IMPOSE IN THE FUTURE, ECONOMIC AND TRADE SANCTIONS AGAINST COLOMBIA.

     The United States has imposed economic and trade sanctions against Colombia in the past, and may impose sanctions against Colombia in the future. Every year, the President of the United States reviews designated foreign countries for certification, including Colombia, and decides whether those countries have cooperated with the United States to prevent drug trafficking. In 1995, 1996, 1997 and 1998, the President found that Colombia had not taken sufficient steps to prevent drug trafficking and denied certification. As a result of Colombia's failure to receive U.S. certification, the U.S. imposed the following sanctions:

     - withholding all bilateral economic assistance;

     - blocking loans from the Export-Import Bank of the United States and the Overseas Private Investment Corporation; and

     - voting against multilateral assistance to Colombia in the World Bank and the InterAmerican Development Bank.

     Although Colombia received certification in February 1999 and in March 2000, if the United States imposes sanctions against Colombia again, we may not be able to get the financing we need to develop our Colombian properties. Sanctions by the United States could also cause Colombia to retaliate against us by nationalizing our Colombian assets.

OUR OPERATIONS ARE CONCENTRATED IN COLOMBIA.

     Our oil and gas properties are concentrated in Colombia. All of our proved reserves are located in the capital state of Cundinamarca. As of December 31, 1999, all of our proved reserves were attributable to the Guaduas field. Due to our concentration in and reliance on such operations for our future cash flow, if our operations in Colombia were adversely affected, we would experience a material adverse effect.

                                   MARKETING

     During 1999, we sold all of the oil we produced from the Dindal and Rio Seco association contract areas to Refinerie del Nare. This oil was produced during long-term production tests. All previous contracts to sell oil expired December 31, 1999. We have entered into negotiations with both Ecopetrol and Refinerie del Nare for the future sale of trucked oil.

     After Ecopetrol declares the commerciality of our discovery, oil produced from these two areas may be sold to Ecopetrol or to third parties. Ecopetrol will declare commerciality when it accepts the field as productive in commercial quantities. If the production is required to satisfy Colombia's demand for oil, we may have to sell some or all of our production to Ecopetrol at prevailing market prices.

                                   REGULATION

GENERAL

     Our operations are affected by political developments and laws and regulations in the areas where we operate. In particular, oil and gas production operations and economics are affected by:

     - price controls;

     - tax laws and other laws related to the petroleum industry, and changes in those laws;

     - changing administrative regulations; and

     - the interpretation and application of existing regulations.

     Legislative and administrative regulations regarding the oil and gas industry change periodically. These changes occur for a variety of political, economic, environmental and other reasons. Many different governmental departments and agencies issue rules and regulations that are binding on the oil and gas industry. Some of these rules and regulations carry substantial penalties for any violation. The regulatory burden on the oil and gas industry increases our cost of doing business.

     All of our operations are affected by extensive environmental laws and regulations in Colombia. These laws and regulations set standards regulating health and environmental quality. They also establish penalties and other liabilities for any violations. Some of the laws and regulations require the violating party to remediate current and former facilities and off-site locations. Additionally, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where our Colombian interests are located and where other independent producers of oil and gas have faced significant liability resulting from environmental claims. Specifically, our Colombian operations are governed by a number of ministries and agencies. Our operations are governed by Ecopetrol, the Ministry of Mines and Energy, the Ministry of Public Works and the Ministry of the Environment, among others.

     Among other things, these regulations govern currency, imports and exports, taxation and environmental controls. The regulations also specify:

     - the extent to which properties may be acquired or relinquished;

     - permits required for drilling wells and for the spacing of those wells;

     - permits for developing and operating the field and pipeline transportation systems;

     - measures required for preventing the waste of oil and gas resources; and

     - rates of production and sales prices to be charged to purchasers.

ENVIRONMENTAL MATTERS

     Our Colombian operations are subject to a variety of environmental laws and regulations. These environmental laws and regulations govern the discharge of certain materials into the environment and the disposal of oil and gas waste. They also are designed to protect human health and environmental quality. On the federal level, the Ministry of Environment regulates all activities that could adversely impact Colombia's environment and natural resources. The Ministry of Environment requires specific environmental licenses for various oil and gas exploration and production activities. Individual licenses are issued only upon completion of a detailed environmental impact study. In the past, we have experienced delays in obtaining our federal environmental licenses. We have also experienced delays in getting other local environmental permits that are required for expanding our Colombian operations. We may continue to experience these kinds of delays in the future.

     Despite these delays, we have obtained timely environmental licenses for our exploration activities in the Dindal and Rio Seco association contract areas. We have applied for the licenses we need for production and development drilling activities and the pipeline and have experienced some delays in acquiring these permits but expect to receive them by June 2000.

     We have obtained the environmental approvals to conduct our 2-D seismic operations on the Rosablanca and Montecristo association contracts. Seismic testing is the use of shock waves generated by controlled explosions of dynamite to determine the nature and contour of underground geological structures. 2-D seismic means seismic that is run, acquired and processed to give a two-dimensional picture of the subsurface.

     Environmental laws and regulations could result in substantial costs and liabilities in the future. Significant liability could be imposed on us for damages, clean-up costs and/or penalties for discharges into the environment. We could also be liable for environmental damage caused by the previous owners of our property or for non-compliance with environmental laws or regulations. This kind of liability could have a material adverse effect on our operations. During 1999, total environmental costs were $1.0 million gross ($0.6 million net to Seven Seas).

     We cannot predict what environmental legislation or regulations will be enacted in the future. We also cannot predict how existing or future laws or regulations will be administered or enforced. Compliance with stricter laws and regulations, or the more vigorous enforcement of environmental policies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures. Any of these scenarios could have a material adverse effect on Seven Seas.

COLOMBIAN FOREST RESERVE

     The Guaduas municipality has, independently of the Colombian Ministry of Environment, declared a forest reserve in an area that includes a portion of the Guaduas field. This reserve would prohibit drilling. Colombian counsel has advised us that the right to declare forest reserves is the exclusive right of the Ministry of Environment. We are in discussions with representatives of the municipal council and the mayor. In the event we do not obtain satisfactory results, we have also engaged Colombian counsel to proceed before an appropriate tribunal to have the municipal declaration ruled invalid. We are advised that the resolution could take from 12 to 18 months. We will also seek an order from the tribunal suspending the municipal declaration until final resolution. We are advised that this process would take four to six months.

     The forest reserve includes approximately 6,250 acres of our 109,000 total acreage under the Rio Seco and Dindal association contracts. However, none of our proved oil and gas reserves should be affected by the forest reserve in this area or our initial test wells of the deeper subthrust structure.

     The earliest we would otherwise intend to drill in this area would be June 2000. We have identified a location that can be used to drill to the deep structure from outside the forest reserve. The existence of the forest reserve should not impede our development of the shallow Cimarrona reservoir of the Guaduas field.

ENVIRONMENTAL PENALTIES

     On June 8, 1998, the Ministry of Environment required our subsidiary, GHK Company Colombia, to perform some remedial work on the El Segundo 6-E location and access road. GHK Company Colombia performed the work and thereafter reported to the Ministry of Environment that all the work had duly been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8, 1999, GHK Company Colombia filed all the documentation which confirmed total compliance to the requirements.

     On August 30, 1999, the Ministry of Environment issued a resolution against GHK Company Colombia, declaring it in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. The resolution imposed a fine of approximately $217,000 which we paid in March 2000. We have filed an appeal for a reversal of the resolution, including 379 pages of documentary evidence supporting our position. We believe that we have corrected the environmental violations claimed by the Ministry of Environment; however, the appeal process can take up to two years. The El Segundo 7 location has been restored and we currently have no drilling activities planned at this location.

                                  COMPETITION

     We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties. Our competitors in Colombia include major multi-national integrated oil and gas companies and both local and multi-national independent oil and gas companies. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than we have and which, in many instances, have been engaged in the oil and gas business for a longer time. Such companies may be able to offer more attractive terms in obtaining contracts for exploratory prospects and secondary operations and to pay more for productive properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment, as well as our ability to obtain adequate capital.

                                   EMPLOYEES

     As of February 29, 2000, we employed 81 full-time employees, including geologists, geophysicists, engineers and other employees. Seven Seas is not subject to any collective bargaining agreement and we believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

                                GENERAL OVERVIEW

     We currently have a working interest in five association contracts in Colombia. Working interest means the operating interest that gives the owner the right to share in production or revenues from the producing venture, subject to all royalties and other burdens and to all costs of exploration, development and operations and all associated risks.

     An association contract gives the associates (the parties to the contract) the right and the obligation to explore for oil and gas in the subsurface of specified Colombian properties. Association contracts acquired from Ecopetrol, after receipt of the necessary approval by Colombian governmental authorities as well as the approval of the board of Ecopetrol, are executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is protected by Colombian law.

     Our Colombian operations are focused on the Guaduas field. The Guaduas field discovery is within two adjoining association contracts located in the capital state of Cundinamarca in central Colombia, approximately 60 miles northwest of Bogota. The contract areas, which collectively cover approximately 109,000 acres, are defined by the Rio Seco and Dindal association contracts. The village of Guaduas lies within the Dindal and Rio Seco association contract blocks and provides infrastructure for the local economy, which is primarily agrarian in nature. The area is accessible by the main road between Bogota and Medellin and the Colombian Caribbean coast. We are the operator and own a 57.7% working interest in the Guaduas field before Colombian government participation. As the operator of the field, we exercise direct supervision over the drilling or completion of, or production from, the field. The other interest owners are MTV Investments Ltd. Partnership (9.4%) and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company (32.9%). As of December 31, 1999, we estimated Seven Seas' net proved reserves attributable to the delineation of 12,640 acres of the Guaduas field were 34.9 MMBbls with a present value (discounted continually over the expected life of the production at 10% per annum) of $311.4 million.

     We are also the operator and own a 75% working interest, before Colombian government participation, in the contiguous Montecristo and Rosablanca association contract areas, which cover approximately 692,000 gross acres in the northern Middle Magdalena Basin. The number of gross acres indicates the total number of acres in which we have an interest without regard for the size of that interest. The remaining interest owner is Potomac Energy (Bermuda) Ltd. (25%). As of December 31, 1999, we estimated no proved reserves attributable to these contract areas.

     In the Central Llanos basin, 40 miles east of the Cusiana field, we own an 11.875% initial working interest in the 116,795 acre Tapir association contract area, which is operated by Mohave Colombia Corporation (Mohave). Mohave is production testing various zones in the Mateguafa 2 well, which reached a total depth of 8,701 feet on March 13, 2000. We have signed a purchase and sale agreement to sell our 11.875% interest in the Tapir association contract to Solana Petroleum Exploration Colombia Limited for 3,000,000 common shares of Solana Colombia's parent corporation, Solana Petroleum Corp. We are currently waiting for Ecopetrol and the Canadian Venture Exchange to approve the transfer of our interests to Solana. Upon the approvals, Solana will reimburse us for our costs attributable to the Tapir block since August 1, 1999, including our share of the Mateguafa 2 well costs. As of December 31, 1999, we estimated no proved reserves attributable to this contract area.

                              COLOMBIAN PROPERTIES

DINDAL AND RIO SECO ASSOCIATION CONTRACTS

     Association contracts acquired from Ecopetrol, after receipt of the necessary approval by Colombian governmental authorities as well as the approval of the board of Ecopetrol, are executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is protected by Colombian law.

     Ecopetrol issued the Dindal association contract in March 1993 and the Rio Seco association contract in August 1995. The association contracts generally provide for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. The exploration period under the Rio Seco association contract ends in August 2001. We are obligated to drill one more exploratory well before the exploration period of the Rio Seco Association contract ends. The exploration period under the Dindal association contract will be extended to September 23, 2000, provided the associates commit to an additional $2.0 million of exploration work. In September 2000, we may have to relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field or negotiate another one year extension by committing to additional exploration work, if applicable.

     Under the terms of the association contracts, the associates pay 100% of all exploratory costs. Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government. A royalty interest is an interest in an oil and gas property that entitles the royalty owner to a share of the oil and gas without paying any of the costs of production. After the field is declared commercial by Ecopetrol, it will acquire a 50% interest in the remaining production, bear 50% of the development costs, and reimburse the associates, from Ecopetrol's share of future production, for 50% of the associates' costs of certain direct exploration activities. After Ecopetrol acquires a 50% interest, the interests of the other parties to the contract will be reduced by 50%. All decisions regarding the development of a commercial field will be made by an executive committee consisting of a representative of the associated parties to the contract and Ecopetrol. The members of the executive committee will vote in proportion to their respective interests in the contract. Decisions of the executive committee will be made by the affirmative vote of the holders of over 50% of the interests in the contract.

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

     Under the terms of the Rio Seco association contract, after a commercial contract area produces in excess of 60 MMBbls and the associates have recovered 100% of their investment, Ecopetrol's interest in production and costs would increase from 50% to 75% as the ratio of the accumulated income attributable to the associated parties to the contract other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio. Upon declaration of commerciality, Ecopetrol will be required to reimburse us from production for our 50% share of all seismic and exploratory wells costs from all production under the Rio Seco contract.

     In the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, the associates may expend up to $2 million per contract over a one-year period to further delineate the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility of the property. The associates have the right to develop fields they believe are commercial on a sole risk basis. In such event, Ecopetrol will have the right to acquire a 50% interest therein upon payment of a penalty of 200% of the amounts expended by the associates from the point at which Ecopetrol rejected the initial commerciality application. Once the associates have recovered the 200% penalty and Ecopetrol begins to participate in the project, Ecopetrol must pay its proportionate share of all future costs on a pay-as-you-go basis. Seven Seas and the other associates have paid all costs of the exploration program under the association contracts to date. See "Business -- Changes in Our Original Strategy" concerning our recent agreement with Ecopetrol.

     GHK Company Colombia serves as the operator of the Guaduas field, pursuant to the terms of operating agreements between Seven Seas, our subsidiaries and the other associates. GHK Company Colombia has exclusive responsibility for operations within the budgets and work programs approved by the executive committee and may demand payment in advance from each party of its respective shares of estimated subsequent monthly expenditures.

     Under the terms of a letter agreement dated September 11, 1992, as amended, between GHK Company Colombia and Dr. Jay Namson, the holders of interests in the association contracts, except for Petrolinson S.A., will be required to assign a 2% working interest in the Dindal association contract and the Rio Seco association contracts to Dr. Namson after those interest holders recover from production of 100% of all costs incurred in connection with the exploration and development of the Dindal and Rio Seco association contract areas since the completion of the first-year work obligations under the Dindal association contract. Accordingly, when such costs have been recovered, we will be required to assign to Dr. Namson 2% of 55% from our 57.7% interests.

DRILLING ACTIVITY ON THE GUADUAS FIELD

     To date, we have drilled thirteen wells on the Dindal and Rio Seco association contract areas. Six of those wells have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve wells did not produce commercial amounts of oil and gas during testing. The remaining three wells remain to be tested.

     The first well, the Escuela 1, which was drilled in 1994 prior to the time we acquired an interest in the association contracts, did not encounter the Cimarrona formation. It was plugged and abandoned as non-commercial.

     The discovery well on the Guaduas field was the second well drilled on the Dindal block, the El Segundo 1-E. The El Segundo 1-E commenced drilling in December 1995 and reached total depth in mid-January 1996. The well encountered the Cimarrona formation, the oil and gas reservoir of the Guaduas field, at a measured depth of 5,718 feet. Due to the circulation problems encountered while drilling, we stopped drilling after penetrating only 88 feet of the Cimarrona. The well was then completed open hole in February 1996. Open hole means that the well did not have casings, which is heavy steel pipe used to seal off fluids from the hole or to keep the hole from caving in. The El Segundo 1-E tested oil at an actual maximum rate of 3,415 Bbls/d.

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

     In October 1997, a fifth well, the Tres Pasos 1-E was drilled at a location approximately 1.6 miles northwest of the El Segundo 1-E. The Tres Pasos 1-E was the first well on the Rio Seco contract. The Tres Pasos 1-E well was completed at a measured depth of 6,150 feet. Production testing of the Tres Pasos 1-E well was conducted in late 1997 and oil was produced at an actual maximum rate of 13,123 Bbls/d. Analysis of reservoir pressure data during production testing indicated pressure communication with all three El Segundo 1 wells. We believe this pressure communication over a 1.6-mile distance supports core studies showing an intensive degree of inter-connected fractures. The pressure communication also supports core studies showing the large calculated permeability within the area of the Cimarrona formation investigated during production testing.

     In November 1997, the sixth well, El Segundo 2-E was drilled to a measured depth of 6,292 feet on the Dindal association contract. It was located approximately 3.7 miles north of the surface location of the El Segundo 1-E discovery well. Production testing of El Segundo 2-E was completed in January 1998 and resulted in a maximum actual production rate of 5,381 Bbls/d. Analysis of pressure data during production testing indicated pressure communication with the El Segundo 1-S well, with a bottom hole location approximately 3.8 miles to the south. This data further confirmed the presence of a pervasive fracture system supporting the evidence for extensive permeability within the Cimarrona formation over the area investigated during the production testing.

     In December 1997, the seventh well, Tres Pasos 2-E, was drilled to a measured depth of 6,054 feet on the Rio Seco block approximately 5.6 miles northwest of the surface location of El Segundo 1-E. The well encountered 290 feet of Cimarrona reservoir. Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, we drilled a new side-tracked well bore. The Tres Pasos 2-E side-track reached a total measured depth of 5,880 feet with a bottom hole location approximately 900 feet southeast of the surface location. We plan to complete and test the side-track bore hole in 2000.

     In November 1997, drilling commenced on the eighth well, El Segundo 3-E, located approximately 2.8 miles south of the surface location of the El Segundo 1-E well on the Dindal block. The drilling of El Segundo 3-E was completed at a measured depth of 8,021 feet in February 1998. The well encountered 292 feet of Cimarrona formation. Customary log analysis indicated similar characteristics of lithology and fracturing similar to that observed in previous wells; however, unlike the other wells, there were no oil shows, only natural gas shows. This well was not cored. After the completion of drilling operations on El Segundo 3-E, we experienced significant mechanical problems while attempting to complete the well for production testing. We have temporarily abandoned the El Segundo 3-E well. We currently plan to sidetrack and horizontally redrill the well in 2000 in satisfaction of our $2.0 million exploration obligation with Ecopetrol.

     The ninth well, El Segundo 6-E, is located on the Dindal block approximately 5.3 miles south of the surface location of the El Segundo 1-E well. In June 1998, the El Segundo 6-E well reached a total measured depth from the surface of 8,669 feet. Our preliminary analyses while drilling indicated highly fractured core samples and over 300 feet of Cimarrona reservoir rocks with no apparent indication of oil-water contact and shows of oil and gas. During production, there was only a small show of oil and gas along with large quantities of water. Attempts to eliminate water migrating from behind the pipe were unsuccessful. Due to the magnitude of oil and gas shows encountered during drilling operations, management believes this well may be a candidate for a horizontal re-drill.

     In July 1998, we completed drilling operations on the tenth well, Tres Pasos 4-E. This well is located on the Rio Seco association contract area, approximately 3.1 miles northwest from the surface location of the El Segundo 1-E discovery well. The well reached a total measured depth of approximately 6,300 feet. The Tres Pasos 4-E well encountered 303 feet of Cimarrona formation with oil and gas shows. However, the well bore did not appear to intersect the larger fracture system due to a rotation in reservoir fracture system orientation at the well's bottom hole location. Consequently, the well may not be commercially productive. We are still evaluating and analyzing the well, using bottom hole pressure recording to determine whether a side-track lateral/horizontal well bore is warranted.

     In September 1998, we drilled the eleventh well, Tres Pasos 3-E, located on the Rio Seco block approximately 1.9 miles south of the Tres Pasos 1-E well. The Tres Pasos 3-E well encountered 282 feet of Cimarrona with oil and gas shows. Drilling was then extended to a total measured depth of 10,187 feet in the deeper Villeta formation where shows of oil and gas were encountered. In February 1999, we perforated the deeper Villeta formation, the secondary zone of interest, which resulted in natural gas shows but not in commercial quantities of oil and gas. The shallower Cimarrona formation objective has not yet been tested. Perforating and testing of the Cimarrona formation is scheduled in 2000.

     In December 1998, we completed drilling the twelfth well. This well, Tres Pasos 1-W, was our first horizontal/lateral well. It was drilled to a measured depth of 7,180 feet on the Rio Seco block. The horizontal bore hole penetrated 1,160 feet of the Cimarrona reservoir. Significant rates of oil flow were encountered while drilling the reservoir and no indications of oil-water were encountered. The well was production tested from January 7, 1999 until May 18, 1999 at various rates. The maximum controlled testing rate achieved was around 4,360 Bbls/d and cumulative oil produced during testing of this well was approximately 82,250 barrels of oil. This well produced 15,249 barrels of oil while testing in December 1999.

     In December 1999, we drilled the thirteenth well, El Segundo 4-E, on the Dindal block located approximately 2.5 kilometers southeast of the El Segundo 1-N Guaduas field discovery well. The well reached a measured depth of 6,200 ft. The well was production tested in February and March, 2000. According to preliminary analysis, the well did not encounter the Cimarrona reservoir. The El Segundo 4-E has been shut in for pressure build up after testing gas and no oil from the open hole at rates of approximately 200 mcf/d. We will determine the future disposition of the well based on further evaluation of this data.

TABLE OF GUADUAS FIELD WELLS

     The table below sets out maximum production testing rates for the Guaduas field wells as of December 31, 1999. Maximum testing rates of oil production are not indicative of production rates that may be realized during sustained commercial production. Production tests are conducted to obtain an indication of the production capacity of individual wells and to give an indication of reservoir quality and extent. Actual producing rates from individual wells will depend on the results of an integrated reservoir management strategy and an engineering production plan, which will incorporate data from all wells in the field to maximize the economic recovery of oil from the reservoir.

                                             MAXIMUM    MAXIMUM
                                              ACTUAL     ACTUAL
                                  MEASURED   OIL TEST   GAS TEST
                                   DEPTH       RATE       RATE
WELL NAME                BLOCK     (FEET)    (BBLS/D)   (MCF/D)                    STATUS
---------                -----    --------   --------   --------                   ------
Escuela 1.............   Dindal     7,802         --        --     Plugged and abandoned
El Segundo 1-E........   Dindal     5,718      3,415     1,350     Discovery well
El Segundo 1-N........   Dindal     6,820      8,948     3,500     Oil and gas well
El Segundo 1-S........   Dindal     6,920      4,528       451     Oil and gas well
Tres Pasos 1-E........  Rio Seco    6,150     13,123     6,000     Oil and gas well
El Segundo 2-E........   Dindal     6,292      5,381       826     Oil and gas well
El Segundo 3-E........   Dindal     8,021         --        --     Non-commercial test; may side-track
Tres Pasos 2-E........  Rio Seco    5,880         --        --     Side-tracked and waiting on completion
El Segundo 6-E........   Dindal     8,669         --        --     Non-commercial test; may side-track
Tres Pasos 3E.........  Rio Seco   10,187         --        --     Waiting on Cimarrona completion
Tres Pasos 4E.........  Rio Seco    6,300         --        --     Non-commercial test; may side-track
Tres Pasos 1-WH.......  Rio Seco    7,180      4,594       337     Oil and gas well
El Segundo 4-E........   Dindal     6,200         --        --     Evaluating test results

GEOLOGY AND RESERVOIR CHARACTERISTICS OF THE GUADUAS FIELD

     The Guaduas field geological structure is a large anticlinal structure. An anticlinal structure is a sub-surface, geological structure that rises to a rounded peak. The primary oil reservoir is the Upper Cretacous Cimarrona formation, which is located on the west flank of the Villeta anticline with an average dip of 14 degrees at a depth of between approximately 6,000 and 8,000 vertical feet. The reservoir comprises both limestone and sandstone and is under-pressured. The oil is characterized by low sulfur content of approxi-mately 0.5%, low paraffin content, a medium gravity of between 18 degrees to 20 degrees API, and a pour point of minus 34 degrees Fahrenheit.

     The reservoir is generally intensely fractured and has indicated high permeability in the wells that successfully produced oil and gas. Pressure test analysis indicates the reservoir to be connected in most directions by large fractures that allow hydrocarbons to flow readily through the reservoir. We believe that these highly permeable fractures, in conjunction with the angle of the formation dip, will allow the oil to be produced by a combination of efficient oil recovery mechanisms, including gravity drainage, gravity segregation and pressure maintenance.

PRODUCTION FACILITIES, GATHERING AND PIPELINE SYSTEMS FOR THE GUADUAS FIELD

     We have completed the engineering specifications for the construction of pipeline and production facilities. The construction of the pipeline and the production facilities is subject to a number of conditions, including negotiating construction contracts and obtaining required environmental and construction permits, easements and rights of way. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Go Forward Strategy." In addition, we have not finalized our negotiations with the operator of the Oleoducto Alto Magdelena pipeline for the transportation of oil produced under the Increment II development plan.

     There are certain economic incentives to build the pipeline as a separate project outside the association contracts. We have held discussions with the other associates and several outside parties which have expressed an interest in forming a separate company to execute the pipeline project. If a separate and independent company is formed, we may or may not own an equity interest in that pipeline company.

     The Oleoducto Alto Magdelena pipeline is a regional pipeline that transports oil production from the Upper and Middle Magdalena river basins to the oil refining and terminal city of Vasconia. In Vasconia, the pipeline connects with the Oleoducto de Colombia regional pipeline that transports oil to the export terminal facilities at the port of Covenas, on the Caribbean coast. As a result of current and forecasted continuing excess capacity in the Oleoducto Alto Magdelena and Oleoducto de Colombia lines, we plan to build our pipeline from the Guaduas field to La Dorada, a town located 36 miles northwest of Guaduas. In La Dorada, our pipeline will connect with the Oleoducto Alto Magdelena pipeline so that Guaduas field oil production can be transported via the Oleoducto de Colombia pipeline to the port of Covenas. The possibility also exists for our oil to be transported from Vasconia to Covenas through the Oleoducto Central S.A.

MONTECRISTO AND ROSABLANCA ASSOCIATION CONTRACTS

     Effective February 28, 1998, we acquired a 75% interest in the contiguous Montecristo and Rosablanca association contract areas. These areas cover a total of approximately 692,000 gross acres in the northern Middle Magdalena Basin. The Montecristo and Rosablanca association contracts are similar to the Rio Seco association contract, but with two major beneficial changes. First, in the Montecristo and Rosablanca association contracts, after a declaration of commerciality, Ecopetrol's interest in production and costs is on an individual field basis rather than being applicable to the entire contract. Second, the Montecristo and Rosablanca association contracts provide for an additional term of four years in the event a gas field is discovered.

     We are evaluating the 950 miles of re-processed 2-D seismic data on the Montecristo and Rosablanca association contract areas. Our second year work obligation is to acquire over 60 miles (100 kilometers) of new seismic on each block. We have executed a contract with a geophysical contractor to satisfy this obligation for the Rosablanca contract. We are discussing with Ecopetrol the possibility of substituting other work, such as the same dollar amount of exploratory work on another agreed upon area, for the current obligation to acquire 100 kilometers of new 2-D seismic on the Montecristo contract by the end of February 2000. Seven Seas and Ecopetrol have agreed that an additional 100 kilometers of seismic is an unnecessary expenditure. Ecopetrol has orally agreed to delay the decision regarding the type of work until June 2000. We estimate the net cost to conduct seismic operations on the Montecristo association contract area would be

$1.0 million. We may assign part of our interest to a third party who would pay these costs, which would result in a reduction of our interest.

TAPIR ASSOCIATION CONTRACT

     In the Central Llanos basin, 40 miles east of the Cusiana field, we own an 11.875% initial working interest in the 116,795 acre Tapir association contract area, which is operated by Mohave Colombia Corporation (Mohave). Mohave is production testing various zones in the Mateguafa 2 well, which reached a total depth of 8,701 feet on March 13, 2000. We have signed a purchase and sale agreement to sell our 11.875% interest in the Tapir association contract to Solana Petroleum Exploration Colombia Limited for 3,000,000 common shares of Solana Colombia's parent corporation, Solana Petroleum Corp. We are currently waiting for Ecopetrol and the Canadian Venture Exchange to approve the transfer of our interests to Solana. Upon the approvals, Solana will reimburse us for our costs attributable to the Tapir block since August 1, 1999, including our share of the Mateguafa 2 well costs. As of December 31, 1999, we estimated no proved reserves attributable to this contract area.

NEW COLOMBIAN HYDROCARBON POLICY

     The Colombian government recently announced two significant changes to its hydrocarbon policy: (1) a new royalty regime and (2) new terms for all new association contracts.

     - New Royalty Regime. The royalty on oil and gas production was changed from a fixed 20% to a sliding scale that is determined by production volume. The new sliding scale ranges from an initial royalty of 5% to 25% with higher production. The new royalty regime will apply to any new discoveries, whether they are on existing contracts (i.e. Dindal and Rio
       Seco) or new contracts. Because the Guaduas field has already been discovered, it will not fall under the new royalty regime.

     - Modification of the Terms of Association Contracts. Associates of new association contracts will have an initial 70% interest instead of a 50% interest. Like previous contracts, depending on production volumes and capital expenditure, the associates' interest in the contract will ultimately decrease to 35% percent. None of our association contracts will be affected by these changes.

                                OTHER PROPERTIES

AUSTRALIA

     In June 1999, we paid $0.2 million to the operator for the right to withdraw from our 20% interest in the Bass Basin in offshore southeast Australia. The withdrawal resulted in a $0.7 million loss. The operator assumed all obligations related to the property in the future.

     In 1998, we completed the sale of our 11.77% working interest in the Perth Basin in Western Australia for approximately $0.9 million in cash and the reimbursement of approximately $0.3 million for certain capital expenditures.

PAPUA NEW GUINEA

     In February 1999, we entered into an agreement with ARCO Papua New Guinea Inc. whereby ARCO funded our obligation for the twelve-month period ended July 1998 for an 80% interest in the subject exploration permit. Subsequently, we relinquished our rights in the property to ARCO, retaining a small production payment, with no remaining required capital expenditures. In November 1999, ARCO surrendered its rights to the property; thus, terminating our production payment.

                              OIL AND GAS RESERVES

     The following table sets forth our estimated net proved oil and gas reserves, the estimated future net revenues before income taxes, the present value of estimated future net revenues before income taxes related to proved reserves and the standardized measure of discounted future net cash flows related to proved reserves, in each case as of December 31, 1999. All information relating to estimated net proved oil and gas reserves and the estimated future net revenues and cash flows attributable thereto is based upon a report from Ryder Scott Company Petroleum Consultants. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the United States Securities and Exchange Commission.

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Total net proved reserves:
  Oil (MBbls)...............................................      34,880         38,719
  Gas (MMcf)................................................          --             --
  Total (MBOE)..............................................      34,880         38,719
Net proved developed reserves:
  Oil (Mbbls)...............................................      11,001         20,238
  Gas (Mmcf)................................................          --             --
  Total (MBOE)..............................................      11,001         20,238
Estimated future net revenues before income taxes
  (in thousands)(1).........................................    $605,603       $226,175
Present value of estimated future net revenues before income taxes
  (in thousands)(1).........................................    $311,374       $115,878
Standardized measure of discounted future net cash flows
  (in thousands)(1)(2)......................................    $230,967       $ 89,850

---------------

(1) The present value of estimated future net revenues was prepared using constant prices as of December 31, 1999 and 1998, discounted at 10% per annum on a pre-tax basis. The net price for 1999 was calculated using the December 31, 1999 price of $25.60 per barrel, less $4.50 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $21.10 per barrel. The net price for 1998 was calculated using the December 31, 1998 price of $12.05 per barrel, less $4.50 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $7.55 per barrel.

(2) The standardized measure of discounted future net cash flows represents the present value of estimated future net revenues from proved reserves after income tax, discounted at 10% per annum.

     Reservoir engineering is a subjective process that involves estimating underground accumulations of gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, and on engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of the estimates. These revisions may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

     Approximately 68% of our total estimated proved reserves at December 31, 1999 were undeveloped. Recovery of these reserves will require significant spending and successful drilling and completion operations. Although estimates of our reserves and related costs have been prepared in accordance with industry standards, we cannot be certain that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

PRODUCTIVE WELLS

     The following table sets forth the gross, or total, number of productive oil and gas wells in which we have an interest as of December 31, 1999 and also sets forth the net number as of the same date. The net number of productive wells is determined by multiplying the number of gross wells by our working interests in those wells.

                                                             WELLS(1)
                                                   ----------------------------
                                                       OIL             GAS
                                                   ------------    ------------
                                                   GROSS    NET    GROSS    NET
                                                   -----    ---    -----    ---
Colombia.........................................    8      3.7(2)   1      0.6
                                                     --     ---      --     ---
     Total.......................................    8      3.7      1      0.6

---------------

(1) One or more completions in the same well bore are counted as one well.

(2) Before Ecopetrol's 50% acquisition rights have been exercised.

ACREAGE

     The following table sets forth estimates of our gross and net developed and undeveloped acreage for which oil and gas leases or association contracts were held as of December 31, 1999. The gross acres number reflects the total number of acres in which we have an interest, without regard for the size of that interest. Net acres are determined in the same way that net wells are determined, by multiplying the gross acres by our interest in those acres. Undeveloped acreage means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether the acreage contains proved reserves.

                                      DEVELOPED                     UNDEVELOPED
                             ---------------------------    ---------------------------
                             GROSS ACRES    NET ACRES(1)    GROSS ACRES    NET ACRES(1)
                             -----------    ------------    -----------    ------------
Colombia...................    12,160          7,293          905,369        588,625
     Total.................    12,160          7,293          905,369        588,625

---------------

(1) Net acres are based on our respective working interests, and, in Colombia, are before Ecopetrol's participation.

DRILLING ACTIVITY

     The following table sets forth the number of wells drilled by us from inception through December 31, 1999:

                                              EXPLORATORY                     DEVELOPMENT
                                      ----------------------------    ----------------------------
                                       PRODUCTIVE         DRY          PRODUCTIVE
                                      ------------    ------------    ------------
                                      GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET
                                      -----    ---    -----    ---    -----    ---    -----    ---
Year ended December 31, 1999:
  Colombia..........................    3      0.8      1      0.1      0      0.0      0      0.0
Year ended December 31, 1998:
  Colombia..........................    1      0.6      5(1)   2.8(2)   0      0.0      0      0.0
Year ended December 31, 1997:
  Colombia..........................    3      1.7      0      0.0      0      0.0      0      0.0
Year ended December 31, 1996:
  Colombia..........................    2      1.2      0      0.0      0      0.0      0      0.0
  Argentina.........................    0      0.0      1      0.3      0      0.0      0      0.0
                                        2      1.2      1      0.3      0      0.0      0      0.0
Year ended December 31, 1995:
  Australia.........................    0      0.0      1      0.1      0      0.0      0      0.0

---------------

(1) Two of the exploratory wells listed as dry during 1998 are being evaluated as horizontal/lateral side-track candidates and two have not been tested.

(2) Before Ecopetrol's 50% acquisition rights have been exercised.

OTHER INFORMATION

     We have included additional information regarding our oil and gas operations in the notes to our 1999 consolidated financial statements. This information addresses:

     - our capitalized costs related to our oil and gas activities incurred in 1999, 1998 and 1997;

     - our development, property acquisition and exploration costs incurred in 1999, 1998 and 1997;

     - our proved reserves in 1999, 1998 and 1997;

     - the standardized measure of discounted future net cash flows attributable to our proved oil reserves for 1999, 1998 and 1997; and

     - the principal sources of changes in our standardized measure of discounted future net cash flows in 1999 and 1998.

ITEM 3. LEGAL PROCEEDINGS

HEIRS OF NICOLAS BELTRAN FRANCE

     Two of our subsidiaries, Petrolinson, S.A. and GHK Colombia, along with the former owner of Petrolinson, S.A., Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs are the heirs of Nicolas Beltran Franco. The plaintiffs have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. Plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. Our Colombian counsel, Raisbeck, Lara, Rodriguez and Rueda, members of the law firm of Baker and McKenzie, believe that if this claim is litigated the chances of the plaintiffs succeeding are remote.

NOTEHOLDER CLAIM

     We have received correspondence purporting to assert a claim on behalf of one of the noteholders in connection with the special notes we issued on August 7, 1997. The correspondence asserts that our noteholder received inadequate notice of the exchange of the special notes into debentures and also of the conversion of the debentures into units of Seven Seas. The noteholder also asserts that there were errors in the methodology of effecting the conversion pursuant to the indenture between Seven Seas and Montreal Trust Company of Canada dated August 7, 1997. To date, no litigation has commenced; accordingly, Seven Seas cannot predict with certainty what claims may be asserted. Nevertheless, we believe we have meritorious defenses and intend to defend with vigor any litigation.

SURFACE LOCATION

     A lawsuit has been filed by the landowners of the El Segundo 1 surface location to cancel our surface lease. Our Colombian legal counsel has advised us that, on the basis of the claims asserted, we should win the lawsuit. We plan to vigorously defend this claim.

OTHER

     Other than the cases mentioned above, and the penalty imposed by the Ministry of Environment described in "Business -- Regulation -- Environmental penalties" above, we are not a party to any material proceedings and our property is not the subject of a material proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares have been listed on the American Stock Exchange under the symbol "SEV" since January 9, 1998. They have been listed on The Toronto Stock Exchange in Toronto, Ontario, Canada under the symbol "SVS.U" since February 10, 1997. From June 30, 1995 through February 7, 1997, our common shares traded on the Canadian Dealing Network under the symbol "SVSE.U."

     The following table summarizes the high and low sales prices for each full quarterly period within the two most recent fiscal years. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted:

                                                               HIGH     LOW
                                                              ------   ------
1998
First Quarter...............................................  $31.40   $15.75
Second Quarter..............................................   26.75    17.75
Third Quarter...............................................   21.10     8.60
Fourth Quarter..............................................    9.75     4.75
1999
First Quarter...............................................  $ 9.10   $ 3.60
Second Quarter..............................................    5.05     2.65
Third Quarter...............................................    4.05     2.36
Fourth Quarter..............................................    3.15     1.51

     The following table summarizes the high and low sales prices as reported on the American Stock Exchange for the periods listed below.

                                                               HIGH     LOW
                                                              ------   ------
1998
First Quarter (since January 9, 1998).......................  $31.25   $16.44
Second Quarter..............................................   26.63    17.13
Third Quarter...............................................   21.63     8.50
Fourth Quarter..............................................   10.00     4.63
1999
First Quarter...............................................  $ 9.25   $ 3.56
Second Quarter..............................................    5.13     2.50
Third Quarter...............................................    4.19     2.50
Fourth Quarter..............................................    3.19     1.50

     The number of shareholders of record on March 22, 2000, was approximately
568. We have never declared or paid cash dividends on our common shares. We expect to retain all earnings in the foreseeable future for the development of our business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial data for the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto included elsewhere herewith.

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                                                    (FEBRUARY 3,
                                                 YEAR ENDED DECEMBER 31,              1995) TO
                                        -----------------------------------------   DECEMBER 31,
                                          1999       1998       1997       1996         1995
                                        --------   --------   --------   --------   ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenue.............................  $  5,313   $  3,797   $  1,567   $    575     $   152
  Net loss............................    (6,789)   (90,199)    (7,928)    (2,195)     (2,120)
  Net loss per common share...........     (0.18)     (2.49)     (0.24)     (0.17)      (0.23)
  Weighted average shares
     outstanding......................    37,862     36,204     32,505     12,972       9,247
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents...........  $ 22,447   $ 38,147   $ 18,067   $ 10,620     $ 3,366
  Total assets........................   261,082    279,900    291,914    235,501       4,170
  Current liabilities.................     9,714     12,357      8,205      2,806         120
  Long-term debt......................   110,000    110,000     25,000         --          --
  Minority interest...................        --      9,713      4,087      1,060          --
  Stockholders' equity................   116,574    123,098    184,163    167,667       4,050

     In June 1999, we restructured our interest in Colombia resulting in the elimination of a minority interest owner in one of our subsidiaries. There was no impact on our net ownership interest in the Guaduas Field. See footnote 14 to the financial statements for a further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  INTRODUCTION

     The following discussion is intended to assist in understanding our financial position and results of operations for each year in the three-year period ended December 31, 1999 and for the period from inception (February 3, 1995) to December 31, 1999.

                                    OVERVIEW

     Our principal asset is a 57.7% interest (before participation by Ecopetrol in the Dindal and Rio Seco association contracts. As of December 31, 1999, Ryder Scott Company Petroleum Consultants estimated total proved recoverable reserves for the Guaduas field of 154.0 million barrels of oil, of which 34.9 million barrels of oil were attributable to our interest.

     Our current plans for the use of available capital are set forth under "Business -- Our Current Strategy." Whether we can achieve our objectives on schedule and with our existing capital resources depends on a number of factors, many of which are not within our control. Factors include timely environmental permitting, securing pipeline rights of way, obtaining Ecopetrol's agreement to commerciality under the association contracts, timely payments by the association contract partners of their share of these costs and the market price of oil field equipment and services. If we experience delays or cost overruns, which are considered possible, we will seek other sources of financing, including project financing, industry joint ventures or arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. Another alternative is the formation of a separate company to construct the Guaduas pipeline. This company would be owned and financed by third parties and we would likely have little or no equity in it. This would require us to pay only a per barrel tariff on the oil transported through the pipeline and none of the capital expenditures that are currently budgeted by us for the construction of the pipeline.

                                 1999 IN REVIEW

     In our December 31, 1998 10-K, we outlined our plan for developing the Guaduas field during 1999 and 2000. Specifically, we estimated that we would commence field production with Increment I, the trucking production scenario, in early 2000 at production rates between 4,000 Bbls/d to 6,000 Bbls/d. We also estimated that we would start Increment II, the early pipeline production scenario, by year-end 2000. As we stated in our 1998 10-K, meeting these deadlines depended on three contingencies:

     - receiving a global operating license from the Colombian Ministry of Environment, permitting development activity within the Dindal and Rio Seco association contract areas;

     - receiving an environmental pipeline permit to construct the 36-mile pipeline necessary for completion of Increment II; and

     - approval of commerciality by Ecopetrol by December 1999.

     The negotiations with Ecopetrol for an agreement that would lead to a final decision on commerciality lasted almost 10 months. Originally, we anticipated concluding negotiations with Ecopetrol in June 1999 and establishing a date prior to December 31, 1999 by which Ecopetrol would be contractually obligated to make a decision on commerciality. However, the negotiations continued for an additional four months, due principally to factors beyond our control, including a myriad of economic and political factors that inevitably play a role in any negotiations with most foreign governments. We also conducted the environmental studies that are required to request the global operating license and the environmental pipeline permit from the Colombian Ministry of Environment.

     After the agreement was signed on September 23, 1999, we began fulfilling the commitments we made in the agreement, specifically:

     - conducting a long-term production test, and

     - drilling the El Segundo 4-E well to test for a gas gap in the Guaduas field.

     As part of the long-term production test, we shut-in the four wells that had been tested to measure the pressure build-up of the Guaduas field over an extended period of 30 days. The shut in period ended in late January 2000. The drilling and initial test results of the El Segundo 4-E were also completed by late January 2000, providing the required data to Ecopetrol's technical personnel for its decision on commerciality. On December 30, 1999, we made a formal application to Ecopetrol for the commercial development of the Guaduas field. On February 23, 2000, we filed an addendum to the application.

     The long-term test production was similar to our Increment I trucking production plan and began approximately four months ahead of our early-2000 target date for Increment I. After more than four months of production at an average daily rate of 3,183 barrels, over 400,000 barrels of oil were produced, bringing the total number of barrels produced from the Guaduas field to 790,800. Following the production testing phase, we shut-in the field for ongoing pressure testing needed for our reserve calculations and field engineering studies. Now, we are prepared to resume trucking production as soon as Ecopetrol approves or rejects our request for commerciality. We expect the decision as early as April 2000, but Ecopetrol has advised us in writing it will be no later than May 23, 2000.

     Based on the new information obtained from drilling the El Segundo 4-E and the long-term production testing, our independent engineers, the Ryder Scott Company Petroleum Consultants and Servipetrol Ltd., studied the data from the Guaduas field for a third consecutive year and Ryder Scott re-affirmed its estimates of the Guaduas field's oil reserves. Specifically, Ryder Scott estimated the Guaduas field's total proved reserves to be 154.0 million barrels as of December 31, 1999, a slight decrease from the December 31, 1998 estimate of 163.3 million and an increase from the December 31, 1997 estimate of 132.0 million barrels. The December 31, 1999 estimate of the Guaduas field's net reserves to Seven Seas was 34.9 million, a slight decrease from the December 31, 1998 estimate of 38.7 million and an increase from the December 31, 1997 estimate of 32.2 million barrels. Proved reserves decreased between December 31, 1999 and December 31,

1998, primarily as a result of the disappointing results of the El Segundo 4-E well. Preliminary analysis indicates that the well did not encounter the Cimarrona reservoir. Despite the decrease in proved reserves, the pre-tax net present value of our proved oil reserves, discounted at 10 percent, increased to $311.4 million in the December 31, 1999 report from $115.9 million in our December 31, 1998 report due to an increase in oil prices from $12.05 to $25.60 per barrel.

                              GO FORWARD STRATEGY

     As of March 30, 2000, we have not yet received a decision on commerciality, the global operating license or the environmental pipeline permit. As a result, we will miss our target of late-2000 for beginning Increment II, the early pipeline production, which was estimated to provide production ranging from 20,000 Bbls/d to 30,000 Bbls/d. However, provided (1) Ecopetrol approves commerciality prior to May 23, 2000, (2) we receive the global operating license and environmental pipeline permit, and (3) we obtain sufficient financing to pay our share of the costs, we estimate we will commence transporting Guaduas field oil production through the pipeline approximately 12 months from the date Ecopetrol approves our request for commerciality and we receive the global operating license and environmental permit. We call this outcome Scenario 1. This scenario could cost approximately $90 million, or $25 million net to Seven Seas.

     If Ecopetrol does not approve our request for commerciality by May 23, 2000, our next step will be to decide, together with our association contract partners, if we want to develop the Guaduas field as originally proposed on a sole-risk basis. This decision will depend on whether we can timely meet the increased capital requirements for the sole-risk development of the Guaduas field and pipeline. This sole-risk outcome is Scenario 2. Under the sole-risk provision, the associates would be permitted to develop the Guaduas field as proposed in our request for commerciality by paying 100% of the development costs, thereby retaining all revenues from production after the 20% royalty reduction. Ecopetrol can start to participate at any time subject to our right to 200% reimbursement of prior costs. A decision to proceed on a sole-risk basis could cost approximately $90 million, or $50 million net to Seven Seas.

     If Ecopetrol rejects our request for commerciality and we decide not to proceed with the development on a sole-risk basis, we expect to pursue Scenario 3 in which we would negotiate a modified commerciality decision with Ecopetrol. A modified commerciality plan would likely consist of a development plan similar to that of Increment I trucking, as described in our 1998 Form 10K, and would result in a postponement of a final decision on the construction of a pipeline. This scenario will likely produce cash flow for Seven Seas that, depending on oil prices, will fund our annual overhead. If we proceed under this scenario, our immediate priority would be to use our existing cash resources to test the underlying formations of the subthrust Dindal structure and to further explore the Rio Seco and Dindal association contract areas to increase the reserves of the shallow Guaduas field. This strategy can possibly be funded with our existing cash resources. However, under this scenario, we would immediately seek additional financing as discussed below in "Financing the Go Forward Strategies."

     Some of the advantages to Scenario 3 that would offset the cost of delay in pipeline production are:

     - Due to our limited cash resources, it is not likely that we would be able to develop the Guaduas field as we proposed in our request for commerciality (i.e. construct a pipeline and facilities for 20,000 to 30,000 Bbls/d production) and pursue an aggressive exploration strategy at the same time. Under Scenario 3, we would be able to test the full potential of the Rio Seco and Dindal association contract areas sooner than under Scenarios 1 and 2.

     - If any of the exploration wells that are scheduled to be drilled by Sipetrol and Texaco on areas adjacent to those of the Rio Seco and Dindal association contracts and/or either of our two exploration wells (the subthrust and Tres Pasos 16 wells) we would drill under this scenario are successful, we, and possibly Sipetrol and Texaco and their partners, would be able to build a pipeline better suited to the overall production capacity of the reserves established in the immediate region.

                      FINANCING THE GO FORWARD STRATEGIES

     If we spend our available capital resources as contemplated under Scenario 1, we will have to seek additional financing for future operations including exploratory drilling to test the deeper formations of the subthrust structure and extend the area of the Guaduas field. Production of 20,000 Bbls/d to 30,000 Bbls/d will require additional production facilities, construction of a pipeline and the expansion of oil production through successful development drilling of the shallow Cimarrona reservoir. We estimate these costs to be approximately $90 million, $25 million net to Seven Seas if Ecopetrol approves commerciality. Possible additional sources of financing for our commerciality strategy are:

     - project financing of the pipeline;

     - industry joint ventures or other similar arrangements with industry service companies;

     - commercial bank borrowing; and

     - debt and equity financing.

     Under the terms of our $110 million senior notes, we are allowed to incur an additional $25 million of general indebtedness that can be senior to our senior notes. We could, for example, secure this additional indebtedness with our existing proved reserves. We are also allowed to borrow an additional $10 million for project financing such as for the pipeline and production facilities. In short, we are permitted to borrow up to $35 million that can be senior to our outstanding $110 million senior notes. Because our proved oil reserves have a net present value, discounted at 20%, of $178.5 million, we believe we can secure financing if Ecopetrol approves our request for commerciality.

     If Ecopetrol does not approve our request for commerciality, it will be difficult, but not impossible, for us to proceed "sole-risk." This would require approximately $50 million to finance our net costs.

     However, if we proceed with Scenario 3, a modified commerciality plan, and proceed to truck oil production, our near term financial needs will decrease. In this event, we believe we can secure additional financing of approximately $10 million to $15 million. This smaller amount will allow us to accelerate our plans to test the deeper subthrust Dindal formations and further explore and delineate the shallow exploration plans.

                                    SUMMARY

     In summary, subject to obtaining the necessary financing, we believe that we will make substantial progress during the year 2000 toward accomplishing one of our previously mentioned scenarios:

     - In the event that Ecopetrol approves our commerciality request, we estimate we can achieve the early pipeline production of 20,000 to 30,000 Bbls/d within approximately 12 months from the date Ecopetrol approves our commerciality request, we receive the global operating license and environment pipeline permit, and secure financing.

     - In the event that Ecopetrol rejects our request for commerciality, we intend to proceed with one of the following two scenarios:

      1) Provided we can secure financing timely, we will proceed to develop the Guaduas field as originally planned on a sole-risk basis, and estimate that we can achieve pipeline production of between 20,000 Bbls/d to 30,000 Bbls/d within approximately 12 months from the date Ecopetrol rejects our commerciality request, we receive the global operating license and environmental pipeline permit, and secure such financing, or

      2) Negotiate a modified commerciality plan whereby we proceed with trucking production and postpone a final decision on the construction of a pipeline. Under this scenario, we would accelerate our plans to test the deeper subthrust Dindal formations and further explore and delineate the shallow Guaduas field.

     We cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms.

                        LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     We had working capital, net of restricted investments, of $23.8 million, including unrestricted cash and cash equivalents of $22.4 million as of December 31, 1999. Our non-discretionary capital commitments for the remainder of 2000 are approximately $4.2 million. We also plan to use our available cash as set forth under "Business -- Our Current Strategy." We also plan to conduct seismic or substitute operations on the Rosablanca and Montecristo blocks during 2000 at a net cost of $2.1 million. See also "-- Financing the Go Forward Strategies."

EQUITY AND FINANCING ACTIVITIES

     As of March 22, 2000, we had 37,833,420 common shares, no par value, outstanding, of which none are restricted. At December 31, 1999, we had outstanding $110.0 million of 12 1/2 % senior notes due May 15, 2005.

     Our activities from inception through December 31, 1999 were funded primarily by the proceeds from private placements of our securities, including our common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions include:

     - Exchangeable Notes. In August 1997, we issued $25.0 million of 6% exchangeable notes in a private transaction with institutional and accredited investors. The exchangeable notes accrued interest at a rate of 6% per annum and were payable on December 31 and June 30 in each year. The exchangeable notes were scheduled to mature on August 7, 2003.

     - Convertible Debentures. The exchangeable notes were exchanged for a like principal amount of 6% convertible debentures on August 5, 1998. The 6% convertible debentures were converted on August 6, 1998 into units consisting of 2,173,901 common shares and warrants exercisable for 1,086,957 common shares.

     - Purchase Warrants. On February 5, 1999, purchase warrants for $1.1 million of our common shares expired without exercise. We received proceeds of $0.3 million from the exercise of 18,913 warrants. These purchase warrants had been issued in association with the exchange and conversion of our previously outstanding $25.0 million issue of 6% exchangeable notes.

     - Senior Notes. In May 1998, we completed the offering of $110 million of 12 1/2% senior notes due May 15, 2005 and received net proceeds of approximately $106 million. Approximately $37.8 million of the proceeds was held in a separate account or in escrow to provide for the first three years of interest payable under the senior notes. Interest on the senior notes is payable semi-annually on May 15 and November 15 of each year. The escrow account is sufficient to pay interest through May 2001. The senior notes mature on May 15, 2005. The senior notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2002, at the prescribed redemption price, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

     At any time prior to May 15, 2001, we may redeem up to 33 1/3% of the original aggregate principal amount of the senior notes at a redemption price of 112.50% of the principal amount redeemed with a portion of the net proceeds of an equity or strategic investor offering, provided that at least 66 2/3% of the original aggregate principal amount of the senior notes remains outstanding immediately after the redemption. In the event of certain changes affecting withholding taxes applicable to certain payments on the senior notes, the senior notes may be redeemed at our option, in whole but not in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the redemption date. Upon the occurrence of a change of control:

      1) unless we redeem the senior notes as provided in (2) below, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of purchase; and

      2) we will have the option, at any time prior to May 15, 2002, to redeem the senior notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

     The senior notes are senior obligations of Seven Seas and are ranked equally in right and priority of payment with all of our existing and future senior indebtedness.

CAPITAL SPENDING

     From inception through December 31, 1999, we had cash expenditures for the exploration of oil and gas properties of $100.2 million. Our estimated capital expenditures assume that each of the associates in the association contracts approves and pays its proportionate share of capital expenditures.

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

     We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. No general and administrative costs were capitalized during 1999, 1998 and 1997. We capitalized interest of $13.8 million and $9.8 million in 1999 and 1998, respectively.

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

                    RESULTS OF DEVELOPMENT STAGE OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Revenues from oil sales were $2.3 million, $0.02 million, and $0.8 million in 1999, 1998 and 1997, respectively. Lease operating expenses were $2.5 million, $0.9 million, and $0.9 million in 1999, 1998 and 1997, respectively. The company tested four wells in 1999, none in 1998 and four wells in 1997. The 1999 costs related to the long term production testing of the Tres Pasos 1-W Horizontal, the El Segundo 1-S, the Tres Pasos 1-E, and the El Segundo 1-N wells. The 1998 oil and gas operating expenses represent such costs as tank rentals and other miscellaneous fixed costs.

     Oil production in Colombia (net to us, including minority interest through June 30, 1999) of 199,216 barrels, 1,997 barrels, and 56,546 barrels in 1999,
1998 and 1997, respectively, pertaining solely to our share of oil produced from production testing, was sold to Refinerie del Nare or Ecopetrol at an average price of $12.50 per barrel in 1999, $8.14 per barrel in 1998, and $13.79 per barrel in 1997. The four wells production tested in 1999 were tested at long durations to acquire additional reservoir data.

     Interest income was $3.1 million, $3.8 million, and $0.8 million in 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998. The increase from 1997 to 1998 was the consequence of higher cash and investment balances resulting from the issuance of the senior notes in May 1998.

     General and administrative costs were $7.7 million, $9.8 million, and $8.7 million in 1999, 1998 and 1997, respectively. The costs incurred during 1998 included $2.1 million relating to costs incurred conducting feasibility studies for the proposed construction of pipeline and production facilities and other development activities in Colombia. The costs incurred during 1997 included approximately $1.5 million of severance and $2.1 million of related compensation costs associated with the resignation of former officers.

     Depletion, depreciation and amortization was $1.8 million, $0.7 million, and $0.1 million in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was primarily attributable to a full year of amortization of costs incurred on the issue of the senior notes in May 1998. In addition, we began recording depletion of our proved oil and gas property in the fourth quarter of 1999, which amounted to $0.8 million in 1999. The increase from 1997 to 1998 was primarily attributable to the amortization of costs incurred on the issue of the senior notes in May 1998 and the exchangeable notes in August 1997.

     As required under the full cost method of accounting, capitalized costs are limited to the sum of (1) the present value of future net revenues, using current unescalated pricing and discounted at 10% per annum from proved reserves and (2) the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. There was no write-down in 1999. At December 31, 1998, we recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of five non-commercial exploratory wells.

     Seven Seas incurred net losses of $6.8 million, $90.2 million, and $7.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. The 1998 loss includes a non-cash write-down of $129.8 million pre-tax. The write-down of oil and gas properties reduced the temporary differences included in deferred tax liabilities resulting in an income tax benefit of $45.4 million and a write-down after taxes of $84.4 million.

     The company's Board of Directors reduced in size over the past year due to the resignations of Mr. Williamson and Mr. Scarlett in April 1999, Mr. Daily and Mr. Kerr in January 2000, and Mr. Cross in February 2000. These resignations have not had and will not have an impact on the on-going operations of the company.

                                     TAXES

     Our net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

     The Company is also subject to income taxes in Canada and the United States, where the statutory rates were 45% and 35% respectively. The Company did not record any current or deferred income tax provision or benefit for 1997 due principally to a valuation allowance recorded against deferred tax assets related to net operating loss carryforwards. In 1998, the Company released the valuation allowance attributable to U.S. net operating loss carryforwards, resulting in a deferred tax benefit of $0.3 million, net of current U.S. tax expense of $8,700. The Company had United States income tax expense of $0.06 million in 1999.

                              YEAR 2000 DISCLOSURE

     The "Year 2000 Issue" is a general phrase used to refer to certain business implications of the arrival of the Year 2000. In simple terms, on January 1, 2000, all hardware and software systems which use the two-digit year convention could have failed completely or created erroneous data as a result of the system failing to recognize the two digit internal date "00" as representing the Year 2000.

     We have not experienced any material Year 2000 compliance problems in our internal systems and operations. We have a limited operating history and are engaged solely in the exploration, development and production of oil and natural gas in Colombia. As such, we engage in few transactions and have minimum reliance on the hardware and software systems of third parties. Further, our hardware and software systems are relatively new and widely utilized.

     One of the next phases in the development of the Guaduas field is the transportation and marketing of crude oil to be produced from our properties. We retained Brown & Root Energy Services and Technivance Brown & Root S.A. to conduct planning and engineering studies for the pipeline and associated compression facilities from the Guaduas field. We intend for the technology employed in the delivery systems to be Year 2000 compliant. We have also asked these consultants to review any Year 2000 risks associated with the planned interconnection of our delivery systems with other pipelines, and are reviewing the Oleoducto Alto Magdelena delivery systems in conjunction with our current negotiations with the operator of that pipeline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

COMMODITY RISK

     We have faced minimal risk from commodity pricing because of the small amounts of oil and gas produced to date. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing are expected to be minor until such time as we produce commercial quantities of oil and gas.

INTEREST RATE RISK

     We consider our interest rate risk exposure to be minimal as a result of a fixed interest rate on the $110 million 12 1/2% Senior Notes. We currently have no open interest rate swap agreements.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We conduct business in several foreign currencies and are subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures. However, because predominately all transactions in our existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Exposure from transactions in currencies other than the U.S. dollars is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Seven Seas Petroleum Inc. and Subsidiaries
Report of Independent Public Accountants....................    31
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    32
Statements of Consolidated Operations and Accumulated
  Deficit for the years ended December 31, 1999, 1998 and
  1997 and from Inception (February 3, 1995) to December 31,
  1999......................................................    33
Statement of Consolidated Stockholders' Equity for the
  period from Inception (February 3, 1995) to December 31,
  1999......................................................    34
Statements of Consolidated Cash Flows for the years ended
  December 31, 1999, 1998 and 1997 and from Inception
  (February 3, 1995) to December 31, 1999...................    35
Notes to Consolidated Financial Statements..................    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seven Seas Petroleum Inc.:

     We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation in the development stage, see Note 1) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from inception (February 3, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from inception to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 28, 1999

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $ 22,447   $ 38,147
  Short-term investments....................................        --      6,399
  Restricted short-term investments.........................    13,312     13,244
  Accounts receivable.......................................     9,821      6,562
  Interest receivable.......................................       243        532
  Inventory.................................................       764      1,316
  Prepaids and other........................................       288        225
                                                              --------   --------
                                                                46,875     66,425
Note receivable from related party..........................       435        200
Restricted long-term investments............................     6,391     18,658
Land........................................................     1,065      1,257
Evaluated oil and gas properties, full-cost method, net of
  accumulated depletion of $764 at December 31, 1999 and $0
  at December 31, 1998......................................    96,244     74,993
Unevaluated oil and gas properties, full-cost method........   105,725    113,116
Fixed assets, net of accumulated depreciation of $669 at
  December 31, 1999 and $232 at December 31, 1998...........     1,060      1,357
Other assets, net of accumulated amortization of $1,068 at
  December 31, 1999 and $461 at December 31, 1998...........     3,287      3,894
                                                              --------   --------
          TOTAL ASSETS......................................  $261,082   $279,900
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  7,917   $ 10,058
  Interest payable..........................................     1,719      1,719
  Other accrued liabilities.................................        78        580
                                                              --------   --------
                                                                 9,714     12,357
Long-term debt..............................................   110,000    110,000
Deferred income taxes.......................................    24,794     24,732
Minority interest...........................................        --      9,713
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Share capital --
  Authorized unlimited common shares without par value;
     37,833,420 and 37,778,420 issued and outstanding at
     December 31, 1999 and 1998, respectively...............   225,805    222,447
  Authorized unlimited Class A preferred shares without par
     value; none Outstanding................................        --         --
  Warrants for common share -- none and 1,068,044
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        --      3,093
  Deficit accumulated during development stage..............  (109,231)  (102,442)
  Treasury stock; 29 shares held at December 31, 1999 and
     1998...................................................        --         --
                                                              --------   --------
          Total Stockholders' Equity........................   116,574    123,098
                                                              --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $261,082   $279,900
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      CUMULATIVE
                                                                                      TOTAL FROM
                                                                                      INCEPTION
                                                                                     (FEBRUARY 3,
                                                   YEAR ENDED DECEMBER 31,             1995) TO
                                           ---------------------------------------   DECEMBER 31,
                                              1999          1998          1997           1999
                                           -----------   -----------   -----------   ------------
REVENUE
  Crude oil sales........................  $     2,261   $        16   $       780   $     3,290
  Interest income........................        3,052         3,781           787         8,114
                                           -----------   -----------   -----------   -----------
                                                 5,313         3,797         1,567        11,404
EXPENSES
  General and administrative.............        7,683         9,761         8,714        29,684
  Oil and gas operating expenses.........        2,491           942           907         4,593
  Depletion, depreciation and
     amortization........................        1,825           674           148         2,796
  Writedown of proved oil & gas
     properties..........................           --       129,789            --       129,789
  Gain (Loss) on sale of exploration
     properties..........................          670          (577)           --           124
  Dry hole and abandonment costs.........                                       17         1,145
  Geological and geophysical.............           --            --            27            47
  Other (income) expense.................          (36)          (97)          (24)         (158)
                                           -----------   -----------   -----------   -----------
                                                12,633       140,492         9,789       168,020
NET LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST...............................       (7,320)     (136,695)       (8,222)     (156,616)
INCOME TAX PROVISION (BENEFIT)...........           62       (45,718)           --       (45,656)
                                           -----------   -----------   -----------   -----------
NET LOSS BEFORE MINORITY INTEREST........       (7,382)      (90,977)       (8,222)     (110,960)
MINORITY INTEREST........................          593           778           294         1,729
                                           -----------   -----------   -----------   -----------
NET LOSS.................................       (6,789)      (90,199)       (7,928)     (109,231)
                                           -----------   -----------   -----------   -----------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  period.................................     (102,442)      (12,243)       (4,315)           --
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of period.......  $  (109,231)  $  (102,442)  $   (12,243)  $  (109,231)
                                           ===========   ===========   ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE..................................  $     (0.18)  $     (2.49)  $     (0.24)  $     (4.19)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING............................   37,861,984    36,203,713    32,504,872    26,046,081
                                           ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 COMMON STOCK           PREFERRED STOCK
                                                             ---------------------   ---------------------
                                             DATE              NUMBER      AMOUNT      NUMBER      AMOUNT
                                     ---------------------   ----------   --------   ----------   --------
Issuance of common share to
 founder...........................       February 3, 1995            1   $     --           --   $     --
Issuance of common shares to
 founder for cash..................      February 27, 1995      999,999         --           --         --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................         March 22, 1995    4,000,000      1,000           --         --
Issuance of common shares in
 private placements for cash ($0.75
 per share):.......................           May 31, 1995    5,687,666      4,266           --         --
                                              June 9, 1995      979,000        734           --         --
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share):.......................           May 31, 1995      284,383        213           --         --
                                              June 9, 1995       48,950         37           --         --
Less: Common share issuance cost...  May 31 - June 9, 1995           --       (250)          --         --
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................       June 29-30, 1995      680,464        170           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1995.......                          12,680,463      6,170           --         --
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........         March 15, 1996           --         --           --         --
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................          April 29,1996       10,000         79           --         --
Purchase Treasury Stock ($8.00 per
 share)............................          June 26, 1996           --         --           --         --
Exercise of stock options for cash
 ($.75 per share)..................       Jan. - June 1996      305,000        229           --         --
Exercise of stock options for cash
 ($7.125 per share)................         April 29, 1996       10,000         71           --         --
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....          July 26, 1996           --         --    5,002,972     45,652
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................          July 26, 1996           --         --           --         --
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................       October 16, 1996           --         --           --         --
Exercise of stock options for cash
 ($.75 per share)..................   July - December 1996      310,333        233           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1996.......                          13,315,796      6,782    5,002,972     45,652
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......       February 7, 1997   11,774,171    107,439           --         --
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................       February 7, 1997    5,002,972     45,652   (5,002,972)   (45,652)
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................       February 7, 1997      500,000      7,013           --         --
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................       February 7, 1997    2,000,000      5,096           --         --
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....          March 5, 1997    1,000,000     18,550           --         --
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................         March 14, 1997    1,000,000      3,500           --         --
Exercise of stock options
 ($.75 -- 10.90 per share).........        Jan. - Dec 1997      478,667      2,374           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1997.......                          35,071,606    196,406           --         --
Exercise of stock options
 ($.75 -- $10.90 per share)........       Jan. - Dec. 1998      514,000      5,351           --         --
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....         August 6, 1998    2,173,901     20,351           --         --
Exercise of warrants ($15.00 per
 share)............................        August 12, 1998       18,913        339           --         --
Net loss...........................                     --           --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1998.......                          37,778,420    222,447           --         --
Exercise of stock options
 ($.75 -- $10.90 per share)........       Jan. - Dec. 1999           --         --           --         --
Expiration of warrants.............       February 5, 1999           --      3,093           --         --
Stock issuance ($4.8125 per
 share)............................          April 1, 1999       55,000        265           --         --
Net loss...........................                     --           --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1999.......                          37,833,420   $225,805           --   $     --
                                                             ==========   ========   ==========   ========

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                        SPECIAL WARRANTS       TREASURY STOCK      DURING
                                     -----------------------   ---------------   DEVELOPMENT
                                       NUMBER       AMOUNT     NUMBER   AMOUNT      PHASE       TOTAL
                                     -----------   ---------   ------   ------   -----------   --------
Issuance of common share to
 founder...........................           --   $      --     --      $--      $      --    $     --
Issuance of common shares to
 founder for cash..................           --          --     --       --             --          --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................           --          --     --       --             --       1,000
Issuance of common shares in
 private placements for cash ($0.75
 per share):.......................           --          --     --       --             --       4,266
                                              --          --     --       --             --         734
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share):.......................           --          --     --       --             --         213
                                              --          --     --       --             --          37
Less: Common share issuance cost...           --          --     --       --             --        (250)
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................           --          --     --       --             --         170
Net loss...........................           --          --     --       --         (2,120)     (2,120)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1995.......           --          --     --       --         (2,120)      4,050
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........    2,000,000       5,096     --       --             --       5,096
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................           --          --     --       --             --          79
Purchase Treasury Stock ($8.00 per
 share)............................           --          --     29       --             --          --
Exercise of stock options for cash
 ($.75 per share)..................           --          --     --       --             --         229
Exercise of stock options for cash
 ($7.125 per share)................           --          --     --       --             --          71
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....           --          --     --       --             --      45,652
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................   11,774,171     107,439     --       --             --     107,439
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................      500,000       7,013     --       --             --       7,013
Exercise of stock options for cash
 ($.75 per share)..................           --          --     --       --             --         233
Net loss...........................           --          --     --       --         (2,195)     (2,195)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1996.......   14,274,171     119,548     29       --         (4,315)    167,667
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......  (11,774,171)   (107,439)    --       --             --          --
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................           --          --     --       --             --          --
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................     (500,000)     (7,013)    --       --             --          --
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................   (2,000,000)     (5,096)    --       --             --          --
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....           --          --     --       --             --      18,550
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................           --          --     --       --             --       3,500
Exercise of stock options
 ($.75 -- 10.90 per share).........           --          --     --       --             --       2,374
Net loss...........................           --          --     --       --         (7,928)     (7,928)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1997.......           --          --     29       --        (12,243)    184,163
Exercise of stock options
 ($.75 -- $10.90 per share)........           --          --     --       --             --       5,351
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....    1,086,957       3,148     --       --             --      23,499
Exercise of warrants ($15.00 per
 share)............................      (18,913)        (55)    --       --             --         284
Net loss...........................           --          --     --       --        (90,199)    (90,199)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1998.......    1,068,044       3,093     29       --       (102,442)    123,098
Exercise of stock options
 ($.75 -- $10.90 per share)........           --          --     --       --             --          --
Expiration of warrants.............   (1,068,044)     (3,093)    --       --             --          --
Stock issuance ($4.8125 per
 share)............................           --          --     --       --             --         265
Net loss...........................           --          --     --       --         (6,789)     (6,789)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1999.......           --   $      --     29      $--      $(109,231)   $116,574
                                     ===========   =========     ==      ===      =========    ========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               CUMULATIVE
                                                                                               TOTAL FROM
                                                                                               INCEPTION
                                                                                              (FEBRUARY 3,
                                                                 YEAR ENDED DECEMBER 31,        1995) TO
                                                              -----------------------------   DECEMBER 31,
                                                               1999       1998       1997         1999
                                                              -------   --------   --------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(6,789)  $(90,199)  $ (7,928)   $(109,231)
  Add (subtract) items not requiring (providing) cash:
  Compensation expense......................................       --         --      2,140        2,140
  Minority interest.........................................     (593)      (778)      (294)      (1,729)
  Common stock contribution to 401(k) retirement plan.......       --         --         --           79
  Depletion, depreciation and amortization..................    1,825        679        148        2,801
  Writedown of proved oil & gas properties..................       --    129,789         --      129,789
  Gain (Loss) on sale of exploration properties.............      670       (577)        --          124
  Dry hole and abandonment costs............................       --         --         17        1,140
  Gain on sale of marketable securities.....................       --         (6)        --           (6)
  Deferred income tax benefit...............................       62    (45,727)        --      (45,665)
  Amortization of investments...............................   (1,357)        --         --       (1,357)
  Changes in working capital excluding changes to cash and
    cash equivalents:
    Accounts receivable.....................................   (1,879)    (3,238)    (2,082)      (7,559)
    Interest receivable.....................................      289       (532)        --         (243)
    Inventory...............................................      348     (1,316)        --         (968)
    Prepaids and other, net.................................      (63)      (107)      (118)        (288)
    Accounts payable........................................    1,381      2,128      1,389        5,001
    Other accrued liabilities...............................     (252)       487       (153)         327
                                                              -------   --------   --------    ---------
  Cash Flow Used in Operating Activities....................   (6,358)    (9,397)    (6,881)     (25,645)
                                                              -------   --------   --------    ---------
INVESTING ACTIVITIES
  Exploration of oil and gas properties.....................  (29,958)   (47,889)   (16,360)    (100,213)
  Purchase of land..........................................       (1)    (1,257)        --       (1,258)
  Purchase of investments...................................       --    (38,301)        --      (38,301)
  Proceeds from acquisition.................................       --         --         --          630
  (Payment to withdraw) proceeds from sale of property......     (250)     1,163         --          997
  Proceeds from sale of marketable securities...............       --         50         --           50
  Proceeds from sale of investments.........................   19,955         --         --       19,955
  Note receivable from employees............................     (235)        --       (200)        (435)
  Other asset additions.....................................     (239)    (1,242)      (280)      (1,995)
                                                              -------   --------   --------    ---------
  Cash Flow Used in Investing Activities....................  (10,728)   (87,476)   (16,840)    (120,570)
                                                              -------   --------   --------    ---------
FINANCING ACTIVITIES
  Proceeds from special warrants issued.....................       --        284         --       12,393
  Proceeds from share capital issued........................       --      3,972      4,962       15,466
  Proceeds from additional paid-in capital contributed......       --         --         --            1
  Proceeds from issuance of long-term debt..................       --    110,000     25,000      135,000
  Costs of issuing long-term debt...........................       --     (4,248)    (1,573)      (5,821)
  Contributions by minority interest........................    1,386      6,945      2,779       11,623
                                                              -------   --------   --------    ---------
  Cash Flow Provided by Financing Activities................    1,386    116,953     31,168      168,662
                                                              -------   --------   --------    ---------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS.............................................  (15,700)    20,080      7,447       22,447
  Cash and cash equivalents, beginning of period............   38,147     18,067     10,620           --
                                                              -------   --------   --------    ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $22,447   $ 38,147   $ 18,067    $  22,447
                                                              =======   ========   ========    =========

   The accompanying notes are an integral part of these financial statements.

     Supplemental disclosures of cash flow information:

     The Company incurred interest costs of $13.8 million, $9.8 million and $0.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Such amounts were capitalized during the respective periods.

     Cash paid for interest for the year ended December 31, 1999, 1998 and 1997 was $13.8 million and $8.1 million, and $0.6 million, respectively.

     The Company paid $30,000 and zero for estimated income taxes during the year ended December 31, 1998 and 1999, respectively.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DEVELOPMENT STAGE OPERATIONS:

  FORMATION

     Seven Seas Petroleum Inc. (a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are a development stage enterprise engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Field," which is located in an area defined by the Rio Seco and Dindal Association Contracts (the "Association Contracts") covering a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in the two Association Contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian state oil company. The Company has no significant income producing properties and its principal assets, its interests in the Association Contracts, are in the early stage of exploration and development.

  ACTIVITY TO DATE

     As of December 31, 1999, the Company has spent $242.2 million to acquire and $75.6 million to delineate the reserve potential of the Guaduas Field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of December 31, 1999, the Guaduas Field had produced a cumulative volume of approximately 790,800 barrels of oil during various testing procedures with 153,593 of that being produced during the fourth quarter of 1999. Except for additional production testing for further reservoir evaluation and any production planned to be trucked, continuous production of the Guaduas Field will not commence prior to installation of the necessary production facilities and pipeline.

     Since inception through December 31, 1999, the Company incurred cumulative losses of $109.2 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

  COMMERCIALITY STATUS

     In September 1999, the Company signed an agreement with Ecopetrol agreeing to a schedule for further long term production tests, the drilling of an additional well, and other important issues leading to commercial production from the Guaduas field. On December 30, 1999, the Company made a formal application to Ecopetrol for commercial development of the Guaduas field. On February 23, 2000, an addendum to that application was filed. The Company's future plans are dependent, among other factors, on the decision to be made by Ecopetrol; the receipt of various permits and licenses from ministries of the Colombian national government and local authorities and the availability of transportation on third party pipelines. Approval of commerciality by Ecopetrol is a critical part of the Company's strategy as Ecopetrol will bear fifty percent of all costs for development and production subsequent to the date commerciality is declared. Although the Company has reason to believe that a commerciality agreement can be reached with Ecopetrol, if the commerciality agreement is not obtained, the Company may be forced to proceed on a sole-risk basis or attempt to negotiate a modified commerciality agreement with Ecopetrol.

  SCENARIOS

     Should commerciality be declared by Ecopetrol, the Company will be required to fund its share of the costs necessary for the development of the Guaduas field, the construction of the production facilities and

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pipeline and continued exploration under the Association Contracts. If Ecopetrol rejects commerciality and the Company were to proceed on a sole-risk basis, Seven Seas, along with its partners, would be required to fund 100% of the aforementioned costs. Instead of proceeding on a sole-risk basis, the Company may attempt to negotiate a modified commerciality agreement with Ecopetrol which might entail trucking operations, delayed construction of the production facilities and pipeline and continued exploration under the Association Contracts. Under any scenario, the continued development of the Company's evaluated properties and evaluation of its unevaluated properties is expected to require additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company is unsuccessful or delayed in its exploration and development plan, constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt or meet operating cash flow requirements and the recoverability and classification of asset carrying amounts or the amount and classification of liabilities may be impacted.

  CAPITAL AVAILABILITY AND LIQUIDITY

     As of December 31, 1999, the Company had unrestricted cash and cash equivalents of $22.4 million and commitments under existing oil and gas agreements of $4.2 million in 2000. Management believes that it has adequate cash resources to fund its existing commitments and operating needs, during 2000. However, if available capital is utilized as contemplated by the current strategy, the Company will have to seek additional financing for operations, including further exploratory drilling to extend the area of the Guaduas field and to test the deeper formations of the subthrust structure on the Dindal association contract area. Under the terms of the Company's $110 million senior notes, an additional $25 million of indebtedness could be incurred which would be secured and senior to the existing $110 million senior notes. The Company is also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests.

     Funds sufficient to meet interest payments for three years of the $110 million senior notes were placed into escrow upon issue of the senior notes. The final interest payment under this escrow arrangement is May 2001. Seven Seas cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. The Company has suffered recurring losses from operations, has an accumulated deficit, has not generated positive cash flow from operations, has significant unproved property balances, is nearing the end of the exploration phase of its association contracts, is highly dependant on the actions of Ecopetrol, and will likely require additional capital to execute its business plans.

  RISK FACTORS

     Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the concessions; the status of existing and future contractual relationships with Ecopetrol; regulation in Colombia; lack of significant income producing property; foreign currency fluctuation risks; Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

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

     On July 26, 1996 the Company acquired 100 percent of the outstanding stock which represented 100 percent of the voting shares held in GHK Company Colombia and Esmeralda LLC. Additionally, on the same date, the Company acquired 62.963 percent of the outstanding shares and voting stock in Cimarrona LLC. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the operations of the acquired entities have been reflected in the Company's financial statements since July 26, 1996. As consideration for the increased interest from these acquisitions, Seven Seas issued to the stockholders in GHK Company Colombia, Esmeralda LLC and Cimarrona LLC a combination of preferred shares and special warrants which were exchangeable into a total of 16,777,143 common shares upon the earlier of the approval of a prospectus qualifying the exchange, or one year from the closing of the transaction. Of the 16,777,143 preferred shares and special warrants, 5,002,972 preferred shares were issued for all of the common shares in GHK Company Colombia, 4,469,028 special warrants were issued for all of the common shares in Esmeralda LLC, and 7,305,143 special warrants were issued for 62.963 percent of the common shares in Cimarrona LLC. The remaining 37.037 percent interest in Cimarrona LLC represents a minority interest which is reflected as such on the balance sheet. The 16,777,143 preferred shares and special warrants were recorded based on the closing stock price of Seven Seas on July 26, 1996 at $9.125 per share totaling $153.1 million. Collectively, the acquisition of these three companies resulted in the purchase of an additional 36.7 percent participating interest in the Association Contracts in which the Company previously held a 15 percent participating interest. All three entities were oil and gas exploration companies whose only material asset was the participating interest they held in the Association Contracts in Colombia. Net assets acquired include $217.1 million assigned to oil and gas properties and other nominal net working capital, less amounts attributable to the minority interest in Cimarrona LLC. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $64.0 million of deferred Colombian and U.S. income taxes was also recorded in this acquisition (see Note
6) and is included in the amount assigned to oil and gas properties. Income and expenditures incurred by these three entities after July 26, 1996 are included in the statements of operations and accumulated deficit for the years ended December 31, 1998 1997 and 1996.

     Of the 16,777,143 preferred shares and special warrants issued, 11,744,000 were held subject to an escrow agreement, whereby one third of the securities are released each year for three years. The securities could have been released earlier based upon a valuation of the Seven Seas interests in the Association Contracts. As of July 26, 1999, all of the common shares have been released from escrow pursuant to the escrow agreement.

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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On March 5, 1997 the Company acquired 100 percent of the outstanding voting stock held in Petrolinson, S.A. The terms of the transaction were agreed to in a letter of intent dated November 22, 1996. The principal asset owned by Petrolinson, S.A. is a six percent participating interest in the Association Contracts. As consideration for the six percent participating interest in the Association Contracts, Seven Seas issued to the sole shareholder in Petrolinson, S.A. 1,000,000 common shares of Seven Seas Petroleum Inc. The common shares issued to the sole shareholder of Petrolinson, S.A. were subject to an escrow agreement, the terms of which provided for a 120 day escrow of shares commencing from March 5, 1997 with an option by the Company to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the sole shareholder of Petrolinson, S.A. were released from escrow on July 3, 1997, in accordance with the escrow agreement as described above. This six percent interest will be carried through exploration by the other 94 percent participating interest parties. This transaction was reflected in 1997 as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the acquired operations have been reflected in the Company's financial statements since March 5, 1997. The 1,000,000 common shares were recorded at a price of $18.55, based on the weighted average closing stock price of Seven Seas for the period beginning 30 days prior to and ending 30 days subsequent to the date the letter of intent was signed, November 22, 1996, which represented a transaction cost of $18.6 million. Net assets acquired include $25.0 million assigned to oil and gas properties (most of which is subject to future evaluation based on further appraisal drilling) and other nominal net working capital. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $6.5 million of deferred Colombian income tax was also recorded in this acquisition (see Notes 3 and 6) and is included in the amount assigned to oil and gas properties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company follows accounting principles generally accepted in the United States. A summary of the Company's significant policies is set out below:

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those investments. The fair value of the Company's 12 1/2% $110 million Senior Notes was $49.5 million at December 31, 1999.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the intent and the ability to hold to maturity (see Note 5). Investments which are held-for-sale are classified based on the stated maturity and management's intent to sell the securities. Changes in fair value are reported as a separate component of stockholders' equity, but were immaterial for all periods presented herein.

  ACCOUNTS RECEIVABLE

     Accounts receivable included the following at December 31, 1999 and 1998 (In thousands):

                                                                DECEMBER 31,
                                                               ---------------
                                                                1999     1998
                                                               ------   ------
Crude oil sales.............................................   $4,445       --
Joint interest billing......................................    5,067    6,456
Other.......................................................      309      106
                                                               ------   ------
          Total accounts receivable.........................   $9,821   $6,562
                                                               ======   ======

  INVENTORY

     Inventories consist primarily of goods used in the Company's operations and are stated at the lower of average cost or market value.

  OIL AND GAS INTERESTS

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. No general and administrative costs were capitalized during 1999, 1998, and 1997. The Company capitalized interest of $13.8 million and $9.8 million in 1999 and 1998, respectively.

     The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. There was no write-down in 1999. At December 31, 1998, the Company recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of four non-commercial exploratory wells.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company began to record a provision for depletion of its oil and gas properties in the fourth quarter of 1999 due to the quantities of test production extracted from its proved oil and gas reserves in the course of long-term production testing. The Company has not yet begun to produce significant quantities of commercial production.

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

  ORGANIZATION COSTS

     Organization costs represent the cost of incorporating the Company. In association with the amalgamation agreement with Rusty Lake Resources Ltd., organization costs of $87,000 were recorded to reflect the excess purchase price of Seven Seas common shares provided to Rusty Lake Resources Ltd. Stockholders over and above the net asset value of Rusty Lake Resources Ltd. As of June 29, 1995, Organization costs were amortized on a straight-line basis over two years. There were no unamortized organizational costs at December 21, 1998 or 1999. All future organizational costs will be expensed as incurred in accordance with Statement of Position 98-5 of the American Institute of Certified Public Accountants.

  EARNINGS PER SHARE

     The Company has implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). This statement simplifies the standards for computing and presenting EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. SFAS 128 was adopted for the year ended December 31, 1997; however, the Company's adoption of this statement and the restatement of EPS data did not have a significant effect since the exercise or conversion of any potential shares would be antidilutive and

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result in a lower loss per share. Options to purchase 3,444,601 common shares at a weighted average option exercise price of $10.10 per common share were outstanding at December 31, 1999.

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

  CONTINGENCIES

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimatable. Costs to remedy or defend against such contingencies are charged to expense as they are incurred.

  NEW ACCOUNTING PRONOUNCEMENTS

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Cash........................................................  $ 1,371   $   234
Cash equivalents............................................   21,076    37,913
                                                              -------   -------
          Total cash and cash equivalents...................  $22,447   $38,147
                                                              =======   =======

5. INVESTMENTS AND RESTRICTED INVESTMENTS:

     At December 31, 1999, all the Company's investments were classified as held-to-maturity. These securities include both securities maturing within one year and securities maturing beyond one year. The

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

securities with a maturity date within one year are classified as short-term investments as part of Current Assets and are stated at amortized cost. The securities with maturity dates beyond one year are included in Non-Current Assets classified as long-term held-to-maturity investments and are stated at amortized cost. The calculation of gross unrealized gain (loss) for the year ended December 31, 1999 was as follows (In thousands):

                                                                     AMORTIZED   UNREALIZED
                                                        FAIR VALUE     COST        (LOSS)
                                                        ----------   ---------   ----------
RESTRICTED SHORT-TERM INVESTMENTS
  U.S. Treasury Strip, face value of $6,875,000, due
     May 15, 2000.....................................   $ 6,743      $ 6,743       $  0
  U.S. Treasury Strip, face value of $6,875,000, due
     November 15, 2000................................     6,528        6,569        (41)
                                                         -------      -------       ----
          Total Restricted short-term investments.....   $13,271      $13,312       $(41)
                                                         =======      =======       ====
RESTRICTED LONG-TERM INVESTMENTS
  U.S. Treasury Strip, face value of $6,875,000, due
     May 15, 2001.....................................     6,322        6,391        (69)
                                                         -------      -------       ----
          Total Long-term held-to-maturity
            investments...............................   $ 6,322      $ 6,391       $(69)
                                                         =======      =======       ====

     Net unrealized gains (losses) on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. The restricted investments were pledged or placed in escrow for the first three years of interest payments on the $110 million 12 1/2% Senior Notes (see Note 7).

6. INCOME TAXES:

     The geographical sources of income (loss) before income taxes and minority interest were as follows (In thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      ---------   ---------   -------
United States.......................................  $     727   $   3,348   $(4,515)
Foreign.............................................     (8,047)   (140,043)   (3,707)
                                                      ---------   ---------   -------
          Loss before income taxes and minority
            interest................................  $  (7,320)  $(136,695)  $(8,222)
                                                      =========   =========   =======

     Deferred U.S. and Colombian income taxes have been provided for the book-tax basis differences related to the Colombian acquisitions discussed in
Note 2. These foreign subsidiaries' cumulative undistributed earnings are considered to be indefinitely reinvested outside of Canada and, accordingly, no Canadian deferred income taxes have been provided thereon.

     The Company's net deferred income tax liabilities consist of the following (In thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax liabilities....................................  $(25,033)  $(25,033)
Deferred tax asset..........................................    14,927      8,953
Valuation allowance.........................................   (14,688)    (8,652)
                                                              --------   --------
          Total deferred tax................................  $(24,794)  $(24,732)
                                                              ========   ========

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

     As of December 31, 1999, the Company's subsidiaries had net operating loss carryforwards in various foreign jurisdictions (primarily Canada) of approximately $27.8 million. These loss carryforwards will expire beginning in 2002 if not utilized to reduce Canadian income taxes. In addition, the Company had at December 31, 1999 $4.3 million of U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 2011. A valuation allowance has been provided for the Canadian deferred tax assets resulting primarily from these loss carryforwards because their future realization is not currently deemed more likely than not by management. Management currently believes that it is more likely than not that the US operating loss carryforward will be realized in future periods.

7. LONG-TERM DEBT:

     Exchangeable Notes. In August 1997, the Company issued $25 million of Exchangeable Notes in a private transaction with institutional and accredited investors. The Exchangeable Notes accrued interest at a rate of 6% per annum and were payable on December 31 and June 30 in each year, commencing December 31, 1997. The Exchangeable Notes were scheduled to mature on August 7, 2003.

     The Exchangeable Notes were exchanged for a like principal amount of Convertible Debentures on August 5, 1998. The Convertible Debentures were converted on August 6, 1998 into Units consisting of a total of 2,173,901 common shares and warrants exercisable for 1,086,957 common shares. We received proceeds of $0.3 million from the exercise of 18,913 warrants. On February 5, 1999, the remaining warrants expired unexercised.

     Senior Notes. The Company issued $110 million aggregate principal amount of 12 1/2% Senior Notes due 2005 (the "Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature on May 15, 2005. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15. The Senior Notes place restrictions on, among other things, net working capital balances, dividend distributions, changes in control, and asset sales and indebtedness.

     The Senior Notes represent senior obligations of the Company, ranking pari passu in right and priority of payment with all existing and future senior indebtedness and senior in right and priority of payment to all indebtedness that is expressly subordinated to the Senior Notes.

     In accordance with the terms of the Senior Notes, the Company purchased $13.5 million in U.S. Government Securities from the proceeds of the Senior Notes and deposited such securities in a segregated account in an amount that will be sufficient to provide for payment of the first two scheduled interest payments (see Note 5). Additionally, the Company purchased and pledged to the Bank of Nova

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Scotia Trust Company New York, the Trustee, as security for the benefit of the holders of the Senior Notes, U.S. Government Securities of $25 million that will be sufficient to provide payment of the four scheduled interest payments on the Notes from November 15, 1999 through May 15, 2001. The Company does not have funds in escrow for interest payments commencing with the November 15, 2001 payment. Such securities are classified as restricted short-term investments and restricted long-term investments (see Note 5).

8. EQUITY:

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

     On October 16, 1996, another brokered private placement was carried out in Canada. Seven Seas issued to a third party financial brokerage institution 500,000 special warrants at $15.00 per warrant for a net offering after commissions and expenses of $7.0 million. Each special warrant was convertible into one Unit (see Note 7). Each Unit consisted of one share of common stock and a one-half common share purchase warrant at $18.50 per full share. The warrants were convertible at the earlier of (a) one year from date of issuance or (b) the date an approval is issued for a prospectus qualifying the conversion in the appropriate jurisdictions. The 250,000 common share purchase warrants were not exercised and expired October 16, 1997.

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

9. STOCK BASED COMPENSATION PLANS:

     Officers, directors and certain employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the Amended and Restated 1997 Stock Option Plan (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 3,444,601 were outstanding as of December 31, 1999. The Compensation Committee may establish the term of each incentive stock option granted under the Amended 1996 Stock Option Plan, but if not so established, the term of each option will be five years from the date it is granted, but in no event shall the term of any option exceed ten years. Options granted under the Amended and Restated 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights; however, no such rights are currently outstanding. Under each plan, the option price equals the stock's market price on the date of grant.

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

     The following table presents a summary of stock option transactions for the three years ended December 31, 1999:

                                                                        WEIGHTED AVERAGE
                                                            COMMON        OPTION PRICE
                                                            SHARES         PER SHARE
                                                          ----------    ----------------
December 31, 1996.......................................   1,164,667         $ 9.07
Granted.................................................   3,197,500          13.56
Exercised...............................................    (478,667)          3.05
Revoked.................................................      (5,000)         12.25
                                                          ----------         ------
December 31, 1997.......................................   3,878,500          13.51
Granted.................................................     820,500          13.97
Exercised...............................................    (514,000)          8.02
Revoked.................................................    (703,833)         17.13
                                                          ----------         ------
December 31, 1998.......................................   3,481,167          13.69
Granted.................................................   1,553,434           6.06
Revoked.................................................  (1,590,000)         14.03
                                                          ----------         ------
December 31, 1999.......................................   3,444,601         $10.10
                                                          ==========         ======

     Exercisable stock options amounted to 2,091,935; 1,718,829; and 1,697,665 at December 31, 1999, 1998, and 1997, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 were $3.16; $8.77; and $7.68, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1999:

                                        OUTSTANDING                          EXERCISABLE
                           --------------------------------------    ---------------------------
                                                      WEIGHTED                       WEIGHTED
     EXERCISE PRICE                     AVERAGE       AVERAGE                        AVERAGE
          RANGE             SHARES       LIFE      EXERCISE PRICE     SHARES      EXERCISE PRICE
-------------------------  ---------    -------    --------------    ---------    --------------
$.75.....................      3,000      0.4          $  .75            3,000        $  .75
 1.69-1.78...............     39,002      4.6            1.71           39,002          1.71
 2.41-2.91...............     96,430      4.6            2.73           96,430          2.73
 3.00-3.94...............    282,002     10.7            3.04           83,668          3.07
 4.22-4.81...............    425,000      9.4            4.32               --            --
 6.16-7.13...............     10,000      5.3            6.64            5,000          7.13
 8.06-8.63...............    150,000      8.8            8.44           50,001          8.44
 9.00....................    983,500      7.7            9.00          509,168          9.00
 10.70-10.90.............    729,000      6.5           10.70          729,000         10.70
 14.09...................     18,000      8.6           14.09           18,000         14.09
 18.22-18.75.............    642,000      5.9           18.58          491,999         18.59
 23.88...................     66,667      0.2           23.88           66,667         23.88
                           ---------                                 ---------
                           3,444,601                                 2,091,935
                           ---------                                 ---------

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

     During 1999, the Company re-priced options granted to certain employees by canceling existing options with exercise prices at or above market prices on the date of grant.

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the proforma amounts shown below:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Pro Forma Net Loss (In thousands)..................  $(11,695)   $(97,393)   $(32,427)
Pro Forma Net Loss Per Share.......................  $  (0.31)   $  (2.69)   $  (1.00)

     The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1999: weighted average risk free interest rate of 6.20 percent; no dividend yield; volatility of .8180; and expected life of ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

10. DEFINED CONTRIBUTION PLAN:

     The Company offers a qualified defined contribution plan, which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code. Participants can invest from 1% to 15% of earnings, up to the maximum allowed by law, among several investment alternatives, including a Company stock fund. The Company does not match funds invested in the Plan and recognized no expense in 1999, 1998, or 1997, respectively due to contributions to the Plan.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. OPERATIONS BY GEOGRAPHIC AREA:

     The Company has one operating and reporting segment. Information about the Company's operations for 1999, 1998, and 1997 by geographic area is shown below (In thousands):

                                                                      OTHER
                                               UNITED                FOREIGN
                                     CANADA    STATES    COLOMBIA     AREAS      TOTAL
                                     -------   -------   ---------   -------   ---------
Year ended December 31, 1999
  Revenues.........................  $ 2,938   $    12   $   2,363    $  --    $   5,313
  Operating Income (Loss)..........     (979)      727      (6,378)    (690)      (7,320)
  Capital Expenditures.............       --        74      12,521      250       12,845
  Identifiable Assets..............   69,515     1,082     190,404       81      261,082
  Depletion, Depreciation and
     Amortization..................      607       332         886       --        1,825
Year ended December 31, 1998
  Revenues.........................  $ 3,626   $    12   $     159    $  --    $   3,797
  Operating Income (Loss)..........   (2,714)    3,348    (137,761)     432     (136,695)
  Capital Expenditures.............       --       997      43,568      115       44,680
  Identifiable Assets..............   91,067     1,430     186,902      501      279,900
  Depreciation and Amortization....      485       140          49       --          674
Year ended December 31, 1997
  Revenues.........................  $   754   $     2   $     810    $   1    $   1,567
  Operating Income (Loss)..........   (1,781)   (4,515)     (1,838)     (88)      (8,222)
  Capital Expenditures.............       --        58      19,050      471       19,579
  Identifiable Assets..............   17,462       488     272,982      982      291,914
  Depreciation and Amortization....      111        21          16       --          148

12. COMMITMENTS AND CONTINGENCIES:

     The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing contracts as of December 31, 1999, are as follows: $0.3 million for 2000; $0.3 million for 2001; $0.3 million for 2002; and $0.1 million for 2003 and none thereafter. Rental expense amounted to $0.3 million in 1999; $0.2 million in 1998; $0.1 million in 1997.

     The Company has certain related commitments under existing oil and gas exploration association contracts. Management estimates future expenditures for such commitments to be approximately $4.2 million in 2000; and $2.6 million in 2001, $0.1 million in 2002, $0.1 million in 2003 and none thereafter.

  COLOMBIAN FOREST RESERVE

     Inderena, the predecessor to the current Ministry of Environment, declared a forest reserve in the 1980's in an area that includes a portion of the Dindal and Rio Seco Association Contracts. The existence of this reserve may make obtaining permits for drilling wells and building facilities more difficult, but does not preclude oil and gas activity. In fact, the Company was granted an environmental permit and drilled the Escuela 1 well within this area in 1993. More recently, the Guaduas municipality has, independently of the Ministry of Environment, declared a forest reserve in the same area. This latest reserve proclamation would prohibit drilling. Colombian counsel has advised us that the right to declare forest reserves is the exclusive right of the Ministry of Environment and the regional environmental corporation CAR. We have been discussing this matter with representatives of the municipal council and the mayor. In the event we do not obtain satisfactory results, we have also engaged Colombian counsel to proceed before an appropriate tribunal

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to have the municipal declaration ruled invalid. We are advised that the resolution could take from one and a half to two years from the time we file suit. We will also seek an order from the tribunal suspending the municipal declaration until final resolution. We are advised that this process would take four to six months from the time we file suit.

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

  ENVIRONMENTAL PENALTIES

     On June 8, 1998, the Ministry of Environment required our subsidiary, GHK Company Colombia, to perform some remedial work on the El Segundo 6-E location and access road. GHK Company Colombia performed the work, and thereafter reported to the Ministry of Environment that all the work had duly been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8, 1999, GHK Company Colombia filed all the documentation which confirmed total compliance to the requirements.

     On August 30, 1999, the Ministry of Environment issued a resolution against our subsidiary, GHK Company Colombia, declaring it in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. The resolution imposed a fine of $217,000, which we paid in March 2000. We have filed an appeal for a reversal of the resolution. We believe that we have corrected the environmental violations claimed by the Ministry of Environment; however, the appeal process can take up to two years. The El Segundo No. 7 location has been restored and we do not currently have any drilling activities planned at this location.

  CONTRACT AREA

     The Dindal Association Contract was issued in March 1993 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Association Contract. The exploration period under the Dindal Association Contract will be extended to September 23, 2000, since the Associates committed to an additional $2.0 million of exploration work in accordance with the memorandum of understanding signed in September 1999. In September 2000, we must relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field or negotiate another one year extension by committing to additional exploration work, if applicable.

     The Rio Seco Association Contract was issued in August 1995 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Association Contract. The exploration period under the Rio Seco Association Contract ends in August 2001. We are obligated to drill one exploratory well before the exploration period ends.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SURFACE LOCATION

     A lawsuit has been filed by the landowners for the El Segundo 1 surface location to cancel our surface lease. Our Colombian legal counsel has advised us that, on the basis of the claims asserted, we should win the lawsuit. We responded to this claim on November 4, 1999; we plan to vigorously defend this claim.

  NOTEHOLDER CLAIM

     We have received correspondence purporting to assert a claim on behalf of one of the noteholders in connection with the special notes we issued on August 7, 1997. The correspondence asserts that our noteholder received inadequate notice of the exchange of the special notes into debentures and also of the conversion of the debentures into units of Seven Seas. The noteholder also asserts that there were errors in the methodology of effecting the conversion pursuant to the indenture between Seven Seas and Montreal Trust Company of Canada dated August 7, 1997. To date, no litigation has commenced; accordingly, Seven Seas cannot predict with certainty what claims may be asserted. Nevertheless, we believe we have meritorious defenses and intend to defend with vigor any litigation.

     The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

13. RELATED PARTY TRANSACTIONS:

     On November 1, 1997, the Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $12,000, $12,000 and $2,000 in 1999, 1998 and 1997, respectively.

     The Company's Chairman and Chief Executive Officer, Mr. Robert A. Hefner III, beneficially owns 100% of The GHK Company LLC ("GHK"). Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK. The Company recognized $21,000, $28,000 and $10,500 of such expenses in 1999, 1998 and 1997, respectively. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $31,000, $0.1 million, and $0.4 million in 1999, 1998 and 1997, respectively, for such costs.

     Mr. Hefner, owns 100% of the shares of The GHK Corporation ("GHK Corp."). GHK Corp. owns an executive aircraft, which Mr. Hefner and other Seven Seas executives and employees use for certain business travel. The Company has entered into an agreement with GHK Corp. whereby the Company pays GHK Corp. the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company had $57,000 and $31,000 in expenditures for such air travel during 1999 and 1998, respectively.

14. MINORITY INTEREST

     In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco Association Contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc (SSPH), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda L.L.C. SSPC owned the remaining 50% of Esmeralda L.L.C. and 62.963% of Cimarrona L.L.C. with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona L.L.C., owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda L.L.C. to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda L.L.C. Next, Esmeralda L.L.C. was merged into Cimarrona L.L.C. SSPH continued

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to own 100% of the stock of SSPC. Cimarrona L.L.C. and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona L.L.C. which were proportionately attributable to SSPC (through the Company's interests in Esmeralda L.L.C. and Cimarrona L.L.C.) were merged into SSPC in exchange for SSPC's interest in Cimarrona L.L.C. As a result, MTV became the sole member of Cimarrona L.L.C. and accordingly, Cimarrona L.L.C. is no longer a consolidated subsidiary of the Company. In summary, MTV maintained its proportionate interest in the Dindal and Rio Seco Association Contracts as a working interest owner and Seven Seas' net interest in the Association Contracts was not changed.

15. SUBSEQUENT EVENT:

     In January 2000, William W. Daily resigned as Executive Vice President, President of GHK Company Colombia and Director of Seven Seas. Larry A. Ray, Chief Operating Officer of Seven Seas, will have the overall responsibility for the management of the technical side of the Company's operations and will be spending significant time in Bogota. Mr. Daily's departure is a part of an on-going cost reduction plan that began in May 1999 with the closing of the Company's Exploration Office in Denver, Colorado and a reduction in the Bogota office staff to conform the organization to the project. The Company intends to further reduce its Bogota staff throughout 2000.

     In the first quarter of 2000, the Company has incurred $330,000 in costs related to Mr. Daily's resignation and approximately $0.2 million in costs related to other reductions in its staff.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

     Capitalized costs at December 31, 1999 and 1998, respectively, relating to the Company's oil and gas activities are shown below (In thousands):

                                                          COLOMBIA   OTHERS    TOTAL
                                                          --------   ------   --------
As of December 31, 1999
  Proved properties.....................................  $ 97,008    $ --    $ 97,008
                                                          ========    ====    ========
  Unproved properties...................................  $105,684    $ 41    $105,725
                                                          ========    ====    ========
As of December 31, 1998
  Proved properties.....................................  $ 74,993    $ --    $ 74,993
                                                          ========    ====    ========
  Unproved properties...................................  $112,655    $461    $113,116
                                                          ========    ====    ========

     The above costs include capitalized interest of $13.8 million and $9.8 million for the years ended December 31, 1999 and 1998, respectively.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Costs incurred during the years ended December 31, 1999, 1998, and 1997, respectively, were as follows (In thousands):

                                                            COLOMBIA   OTHERS    TOTAL
                                                            --------   ------   -------
Year ended December 31, 1999
Development cost..........................................  $    --     $ --    $    --
Property acquisition cost:
  Proved..................................................       --       --         --
  Unproved................................................       --       --         --
Exploration cost..........................................   26,453      250     26,703
                                                            -------     ----    -------
          Total cost incurred.............................  $26,453     $250    $26,703
                                                            =======     ====    =======
Year ended December 31, 1998
Development cost..........................................  $    --     $ --    $    --
Property acquisition cost:
  Proved..................................................       --       --         --
  Unproved................................................      160       --        160
Exploration cost..........................................   50,387      115     50,502
                                                            -------     ----    -------
          Total cost incurred.............................  $50,547     $115    $50,662
                                                            =======     ====    =======
Year ended December 31, 1997
Development cost..........................................  $   166     $ --    $   166
Property acquisition cost:
  Proved..................................................    4,331       --      4,331
  Unproved................................................   20,705       --     20,705
Exploration cost..........................................   18,662      471     19,133
                                                            -------     ----    -------
          Total cost incurred.............................  $43,864     $471    $44,335
                                                            =======     ====    =======

     On December 30, 1999, we made a formal application to Ecopetrol for the commercial development of the Guaduas field. On February 23, 2000, we filed an addendum to the application. By letter dated March 6, 2000, Ecopetrol advised us that we had completed contractual requirements that require Ecopetrol to advise us within 90 days from February 23, 2000 (May 23, 2000) if it will participate and begin paying its 50% share of future development costs or will allow Seven Seas and our associates to proceed with the development of the Guaduas field on a sole risk basis.

     The Company had oil and gas sales of $2.3 million, $.02 million, and $0.8 million in 1999, 1998, and 1997, respectively, pertaining to production testing of the exploratory wells on the Association Contracts in Colombia. The Company recognized $0.8 million for depletion during 1999.

  EXPLORATION COSTS

     The Company has been involved in exploration activities in Colombia, Australia, Argentina, Turkey and Papua New Guinea. Also, the Company purchased an option for the right to participate in future exploration activities in North Africa, but the option was never exercised. Additionally, the Company acquired oil and gas properties in Colombia totaling zero, $.1 million, and $25.0 million in 1999, 1998, and 1997, respectively. Capitalized acquisition costs incurred during 1999, 1998 and 1997 include zero, zero, and $6.5 million, respectively, of deferred income tax as disclosed in Note 2, Business Combination.

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

  PROVED RESERVES (UNAUDITED)

     Proved reserves represent estimated quantities of crude oil which geological and engineering data demonstrated to be reasonably certain of recoverability in the future from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgement.

     Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Additionally, the estimated volumes to be commercially recoverable may fluctuate with changes in the price of oil. Estimates of proved reserves have been determined using the most economic development strategy; however, the Company is currently in the development stage and has several critical steps to realize such commercial economic production (see Note 1). These critical steps constitute significant assumptions made in the estimate of the proved reserves and include, among other assumptions, declaration of commerciality by Ecopetrol, costs associated with the construction of a pipeline and production facilities and additional developmental drilling. Additionally, the reserve estimates assume that future production will be transported to existing pipelines through the proposed pipeline to market and that capacity will be available or existing pipelines for the Company's production.

     Estimates of future recoverable oil reserves and projected future net revenues for all periods presented were provided by Ryder Scott Company Petroleum Consultants. The Company's proved reserves were comprised entirely of crude oil in Colombia.

     Proved developed and undeveloped reserves (barrels):

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Beginning of year................................  38,719,235   32,160,245      818,000
Extensions and discoveries.......................          --           --           --
Revision of estimate.............................  (3,839,347)   6,558,990   31,342,245
                                                   ----------   ----------   ----------
End of year......................................  34,879,888   38,719,235   32,160,245
                                                   ==========   ==========   ==========
Proved developed.................................  11,000,540   20,238,430   11,494,236
                                                   ==========   ==========   ==========

     The following table presents the standardized measure of discounted future net cash flows relating to proved oil reserves. Future cash inflows and costs were computed using prices and costs in effect at the end of the year without escalation less a gravity and transportation adjustment of $4.50 to reference prices. The reference price for the year ended December 31, 1999 was West Texas Intermediate $25.60 per barrel. Future

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.

     Standardized Measure of Discounted Future Net Cash Flows (In thousands):

                                                         1999       1998       1997
                                                       --------   --------   --------
Future cash inflows..................................  $735,965   $292,292   $326,427
Future costs
  Production.........................................    92,958     32,543     50,987
  Development........................................    37,404     33,574     33,740
Future income taxes..................................   183,387     64,632     78,141
                                                       --------   --------   --------
Future net cash flows................................   422,216    161,543    163,559
10% discount factor..................................   191,249     71,693     62,942
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows..............................................  $230,967   $ 89,850   $100,617
                                                       ========   ========   ========

     Principal sources of changes in the standardized measure of discounted future net cash flows during 1999 and 1998 (In thousands):

                                                                1999       1998
                                                              --------   --------
Beginning of year...........................................  $ 89,850   $100,617
Net change in price and production costs....................   230,452    (35,777)
Extensions, discoveries, and additions, less related
  costs.....................................................        --         --
Revision of quantity estimates..............................   (36,260)    26,373
Net change in future development costs......................    (3,830)       147
Net change in income taxes..................................   (52,069)    18,221
Accretion of discount.......................................    11,588     14,486
Changes in production rates and other.......................    (8,764)   (34,217)
                                                              --------   --------
End of year.................................................  $230,967   $ 89,850
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      SUPPLEMENTARY FINANCIAL INFORMATION

     Selected Quarterly Data. Results of development stage operations by quarter for the years ended December 31, 1999, and 1998 were (in thousands, except per share amounts):

                                                                 1999 QUARTER ENDED
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
Operating revenues...............................  $   996    $   887     $   828        $2,602
Less costs and expenses..........................    2,207      5,134       2,104         3,188
                                                   -------    -------     -------        ------
                                                    (1,211)    (4,247)     (1,276)         (586)
Net loss.........................................  $(1,104)   $(3,781)    $(1,286)       $ (618)
                                                   =======    =======     =======        ======
Net loss per share...............................  $ (0.03)   $ (0.10)    $ (0.03)       $(0.02)
                                                   =======    =======     =======        ======

                                                                  1998 QUARTER ENDED
                                                    -----------------------------------------------
                                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                    --------   -------   ------------   -----------
Operating revenues................................  $   184    $1,050      $ 1,431       $   1,132
Less costs and expenses...........................    1,362     1,912        3,128         134,090
                                                    -------    ------      -------       ---------
                                                     (1,178)     (862)      (1,697)       (132,958)
Net loss..........................................  $(1,115)   $ (752)     $(1,602)      $ (86,730)
                                                    =======    ======      =======       =========
Net loss per share................................  $ (0.03)   $(0.02)     $ (0.04)      $   (2.40)
                                                    =======    ======      =======       =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information, which was provided to us by the individuals, shows each director and executive officer's (i) name and age; (ii) principal positions with Seven Seas; (iii) principal occupation or employment during the last five years; (iv) other public directorships and (v) starting date as a director. No family relationship exists among any of the Seven Seas executive officers and directors.

                                                                      PRINCIPAL OCCUPATION DURING
                                               PRESENT POSITION       THE LAST FIVE YEARS; OTHER
DIRECTOR NAME                       AGE        WITH SEVEN SEAS               DIRECTORSHIPS         DIRECTOR SINCE
-------------                       ---        ----------------       ---------------------------  --------------
Robert A. Hefner III(1)...........  65    Chairman, Chief Executive   Managing Member of The GHK       11/96
                                            Officer, Managing           Company L.L.C., a private
                                            Director and Director       oil and gas exploration
                                                                        company
Sir Mark Thomson Bt(1)(4).........  60    President and Director      Managing Director of B&N          5/97
                                                                        Investments Limited, an
                                                                        investment management
                                                                        company
Larry A. Ray(1)...................  52    Executive Vice President,   Executive Vice President          6/97
                                            Chief Operating Officer,  and Chief Operating Officer
                                            Chief Financial Officer,    of Seven Seas since
                                            Corporate Secretary and     September 1997 and Chief
                                            Director                    Financial Officer since
                                                                        April 1999; Executive
                                                                        Vice
                                                                        President -- Operations
                                                                        from June 1997 to
                                                                        September 1997
Brian F. Egolf(2)(3)..............  51    Director                    President of Petroleum           11/96
                                                                        Properties Management
                                                                        Corporation, a private
                                                                        oil and gas exploration
                                                                        company
Gary F. Fuller(2)(3)..............  64    Director                    Director and Shareholder of       5/97
                                                                        McAfee & Taft A
                                                                        Professional Corporation
Robert B. Panero(3)...............  71    Director                    President of Robert Panero        5/97
                                                                        Associates, international
                                                                        strategic policy and
                                                                        project studies advisors
Dr. James R. Schlesinger..........  70    Director                    Senior Advisor to the             9/99
                                                                        investment banking firm
                                                                        Lehman Brothers; Chairman
                                                                        of the Board of Trustees
                                                                        of the MITRE Corporation

---------------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Interim President for a period ending October 31, 2000

     Each of our directors has held the principal occupation identified above for not less than five years, except for Mr. Hefner, who became an officer of Seven Seas in May 1997 and Mr. Ray, who was appointed Chief Financial Officer of Seven Seas on an interim basis effective April 5, 1999, and who was Seven Seas' Executive Vice President of Operations from June 1997 to September 1997 and has served in a management capacity for The GHK Company L.L.C. since 1990.

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following of Seven Seas' directors, officers and 10% beneficial owners filed untimely reports required by Section 16(a) of the Securities Exchange Act of 1934 during the 1999 fiscal year: William W. Daily filed an untimely Form 4 reporting one transaction and Breene M. Kerr filed two untimely Form 4s reporting three transactions. Further, each of Sir Mark Thomson Bt, Dr. James R. Schlesinger and Robert M.D. Cross each failed to file one required Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     Our directors who are also officers or employees receive no additional compensation for their services as members of the board of directors or as members of board committees. Directors who are not officers or employees are paid such remuneration as the board determines and are eligible to participate in our 1996 and 1997 stock option plans. They are also reimbursed for their out-of-pocket expenses incurred in connection with their services as directors, including travel expenses. We also maintain directors' and officers' insurance.

     In July 1996, each non-employee director received a five-year option to purchase 10,000 common shares at an exercise price of $7.125 per share. In November 1996, upon their election as directors, Messrs. Hefner and Egolf each received a five-year option to purchase 50,000 common shares at an exercise price of $18.75 per share. In May 1997, each director who is not an officer received an option for 15,000 shares of common stock at $10.90. Messrs. Hefner and Egolf declined to accept such options.

     In June 1997, we granted Mr. Ray an option to purchase 200,000 common shares at a price of $10.70 per share. Such options vested one-third immediately, with the remaining vesting 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. On September 9, 1997, we granted Mr. Ray options to purchase an additional 200,000 common shares at a price of $13.23 per share. Such options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant. In November 1999, Mr. Ray exchanged all of the options previously granted to him for new options granted to him on November 19, 1999 with an exercise price of $9.00 per share. As a condition to the grant of new options, Mr. Ray surrendered his existing options to us. The terms of the new options are identical to the options originally granted except for the exercise price.

     We granted options to the other directors holding office on July 17, 1997 at an exercise price of $10.70 per share as follows: Mr. Hefner -- 300,000; Mr. Egolf -- 75,000; Mr. Kerr -- 75,000; Mr. Fuller -- 75,000; Mr. Panero -- 50,000;
Mr. Scarlett -- 75,000; and Sir Mark Thomson Bt -- 75,000. One-third of the options vested immediately, with the remaining vesting 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. Mr. Panero's options will vest 50% at the end of one year from the date of grant and the remaining 50% at the end of the second year from the date of grant. Mr. Panero also received a payment of $37,500 in lieu of 25,000 options which would have vested immediately. All unexercised vested and unvested options held by Mr. Scarlett were surrendered effective April 5, 1999. All unexercised unvested options held by Mr. Kerr were cancelled in January 2000.

     In September 1997, we granted Mr. Williamson an option to purchase 500,000 common shares at an exercise price of $13.23 per share, of which options to purchase 150,000 common shares vested immediately, options to purchase 150,000 common shares vested on September 9, 1998 and options to purchase 50,000 common shares vest on each of September 9, 1999, 2000, 2001 and 2002, respectively. All unexercised vested and unvested options held by Mr. Williamson were surrendered effective April 5, 1999.

     On November 25, 1997, we granted options at an exercise price of $18.55 per share to the directors then holding office as follows: Mr. Hefner -- 150,000; Mr. Williamson -- 150,000; Mr. Egolf -- 100,000;

Mr. Kerr -- 75,000; Mr. Fuller -- 75,000; Mr. Panero -- 25,000; Mr.
Scarlett -- 25,000; Sir Mark Thomson Bt -- 25,000; and Mr. Ray -- 150,000. Such options vest one-third on each of the first, second and third anniversaries of the date of grant. All unexercised vested and unvested options held by Messrs. Williamson and Scarlett, respectively, were surrendered effective April 5, 1999. All unexercised unvested options held by Mr. Kerr were cancelled in January 2000.

     On August 21, 1998, we granted Mr. Egolf an option to purchase 18,000 common shares at an exercise price of $11.09 per share, vesting monthly in installments of 1,500 shares beginning October 1, 1998.

     On September 14, 1998, we granted Mr. Daily an option to purchase 237,500 common shares at an exercise price of $9.00 per share, vesting one-third on each of the first, second, and third anniversaries of the date of grant. All of the options held by Mr. Daily vested immediately on January 28, 2000 pursuant to his severance agreement.

     On April 5, 1999, we granted Mr. Cross an option to purchase 75,000 common shares at an exercise price of $4.81 per share, of which options to purchase 25,000 common shares vested immediately and options to purchase 25,000 common shares vested on each of April 5, 2000 and 2001. In February 2000, all unexercised unvested options held by Mr. Cross were cancelled.

     In each case, we granted the options described above at the approximate prevailing market price on the date of grant.

     On August 6, 1999, our Compensation Committee granted options under our 1997 Stock Option Plan to Mr. Hefner, our non-employee directors and Sir Mark Thomson Bt. As of that date, an option to purchase one common share was valued at $2.0352.

     Mr. Hefner was awarded options to purchase 221,108 common shares in lieu of cash compensation of $450,000 for services provided and to be provided from August 1, 1999 through July 31, 2000. In August 13, 1999, Mr. Hefner began receiving, in lieu of cash, options to purchase 9,213 common shares semi-monthly, on our payroll days, through July 31, 2000. Such options vest upon receipt and are priced at the average of the high and low on each respective day.

     Sir Mark Thomson Bt was awarded options to purchase 350,000 common shares vesting on October 31, 2000 at an exercise price of $4.21875 per share, an amount greater than the fair market value of the stock on the date awarded.

     Non-employee directors who had been directors for more than one year at the end of 1998 were awarded options to purchase 17,197 common shares in lieu of cash compensation of $35,000 for services provided during 1999. Independent directors serving on the Audit Committee for 1999 were awarded options to purchase 18,426 common shares; those serving on the Compensation Committee were awarded options to purchase 20,882 common shares; and independent directors serving on both the Compensation Committee and the Audit Committee for 1999 were awarded options to purchase 22,111 common shares in lieu of compensation.

     Accordingly, Mr. Egolf was awarded 20,882 options; Mr. Fuller and Mr. Kerr were each awarded 22,111 options; and Mr. Panero was awarded 17,197 options. One-half of the options awarded to each independent director were granted on August 6, 1999. The remainder of the options awarded were granted equally, with half being granted on September 30, 1999 and the remainder to be granted on December 31, 1999. All unexercised unvested options granted to Mr. Kerr were cancelled in January 2000.

     The option exercise price with respect to each grant to the non-employee directors for more than one year at the end of 1998 is the average of the high and low trading price of our stock on the American Stock Exchange on each grant date. None of the options granted may be exercised unless the closing price of our stock exceeds $10.90 per share on the last trading day before the day on which the options are exercised. All of the options expire on July 30, 2004.

     On September 23, 1999, Dr. Schlesinger was awarded options to purchase 75,000 common shares at an exercise price of $3.0625 per share, of which options to purchase 25,000 common shares vested immediately and options to purchase 25,000 common shares vest on each of September 23, 2000 and 2001.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information regarding the compensation Seven Seas paid to our Chief Executive Officer and our other four most highly compensated officers who were serving at December 31, 1999, and whose total salary and bonus during the fiscal year ended December 31, 1999 exceeded C$100,000, approximately $70,000.

                                                                          LONG TERM COMPENSATION
                                                                     ---------------------------------
                                                                             AWARDS            PAYOUTS
                                        ANNUAL COMPENSATION          -----------------------   -------
                                  --------------------------------   RESTRICTED   SECURITIES
NAME AND PRINCIPAL                                    OTHER ANNUAL     STOCK      UNDERLYING    LTIP      ALL OTHER
POSITION                   YEAR   SALARY(1)   BONUS   COMPENSATION     AWARD       OPTIONS     PAYOUTS   COMPENSATION
------------------         ----   ---------   -----   ------------   ----------   ----------   -------   ------------
Robert A. Hefner III.....  1999   $281,250     --          --            --         92,130       --             --
  Chairman, Chief          1998    450,000     --          --            --             --       --             --
  Executive Officer and    1997         --     --          --            --        450,000       --             --
  Managing Director
Sir Mark Thomson, Bt.....  1999    295,160     --          --            --        350,000       --             --
  President and            1998         --     --          --            --             --       --             --
  Director                 1997         --     --          --            --        100,000(2)    --             --
Larry A. Ray.............  1999    300,000     --          --            --        550,000(4)    --             --
  Executive Vice
    President,             1998    262,500     --          --            --             --       --             --
  Chief Operating
    Officer,               1997    139,062(3)  --          --            --        550,000       --         33,330(5)
  Chief Financial
  Officer, Corporate
  Secretary and Director
William W. Daily.........  1999    330,000     --          --            --             --       --             --
  Executive Vice
    President,             1998    120,000(6)  --          --            --        237,500       --             --
  President of GHK
  Company Colombia and
  Director

---------------

(1) Except as otherwise indicated, the dollar value of perquisites and other personal benefits for each of the named executive officers was less than established reporting thresholds and did not exceed the lesser of C$50,000 and 10% of combined salary and bonus in each year covered.

(2) Sir Mark Thomson Bt was granted options exercisable for 75,000 common shares at $10.70 per share and 25,000 common shares at $18.55 for his participation as a member of the board of directors.

(3) Represents salary received from commencement of employment through December 31, 1997 for Seven Seas, which amount does not reflect an annual rate of compensation.

(4) In November 1999, Mr. Ray surrendered all of the options previously granted to him in exchange for an equal number of options with an exercise price of $9.00.

(5) Consists solely of amounts contributed by Seven Seas to the named executive officer's account in our 401(k) plan.

(6) Represents salary received from commencement of employment through December 31, 1998 from Seven Seas, which amount does not reflect an annual rate of compensation.

  OPTION/SAR GRANTS DURING 1999

     The following table sets forth information regarding individual grants of options by Seven Seas during the fiscal year ended December 31, 1999 to the named executive officers and their potential realizable values.

                                                   INDIVIDUAL GRANTS
                                       ------------------------------------------                 POTENTIAL REALIZABLE
                                        % OF TOTAL                                                  VALUE AT ASSUMED
                          NUMBER OF    OPTIONS/SARS                    MARKET                     ANNUAL RATES OF SHARE
                           SHARES       GRANTED TO     EXERCISE       VALUE PER                  PRICE APPRECIATION FOR
                         UNDERLYING     EMPLOYEES       OR BASE       SHARE ON                       OPTION TERM(1)
                         OPTION/SARS        IN         PRICE PER     THE DATE OF    EXPIRATION   -----------------------
NAME                       GRANTED     FISCAL YEAR       SHARE          GRANT          DATE          5%          10%
----                     -----------   ------------   -----------   -------------   ----------   ----------   ----------
Robert A. Hefner
  III.................       9,213          0.7%          2.53           2.53        07/30/04       14,666       37,167
Robert A. Hefner
  III.................       9,213          0.7%          2.84           2.84        07/30/04       16,477       41,755
Robert A. Hefner
  III.................       9,213          0.7%          3.03           3.03        07/30/04       17,563       44,508
Robert A. Hefner
  III.................       9,213          0.7%          3.13           3.13        07/30/04       18,106       45,885
Robert A. Hefner
  III.................       9,213          0.7%          2.63           2.63        07/30/04       15,209       38,543
Robert A. Hefner
  III.................       9,213          0.7%          2.53           2.53        07/30/04       14,666       37,167
Robert A. Hefner
  III.................       9,213          0.7%          2.41           2.41        07/30/04       13,942       35,331
Robert A. Hefner
  III.................       9,213          0.7%          2.63           2.63        07/30/04       15,209       38,543
Robert A. Hefner
  III.................       9,213          0.7%          1.78           1.78        07/30/04       10,321       26,154
Robert A. Hefner
  III.................       9,213          0.7%          1.75           1.75        07/30/04       10,140       25,696
Sir Mark Thomson Bt...     350,000         28.5%          4.22           4.22        06/05/09      928,602    2,353,260
Larry A. Ray..........     200,000         16.3%          9.00           2.94        06/12/07    1,345,835    3,410,605
Larry A. Ray..........      200,00         16.2%          9.00           2.94        09/09/07    1,664,055    4,217,042
Larry A. Ray..........     150,000         12.2%          9.00           2.94        11/25/07    1,749,899    4,434,588
Robert M.D. Cross
  (2).................      75,000          6.1%         $4.81          $4.81        04/01/09    $ 226,992    $ 575,241
Brian F. Egolf........      10,442          0.8%          2.91           2.91        07/30/04       19,085       48,365
Brian F. Egolf........       5,221          0.4%          3.13           3.13        07/30/04       10,261       26,003
Brian F. Egolf........       5,221          0.4%          1.75           1.75        07/30/04        5,746       14,562
Gary F. Fuller........      11,056          0.9%          2.91           2.91        07/30/04       20,207       51,209
Gary F. Fuller........       5,528          0.4%          3.13           3.13        07/30/04       10,864       27,532
Gary F. Fuller........       5,528          0.4%          1.75           1.75        07/30/04        6,084       15,418
Robert B. Panero......       8,598          0.7%          2.91           2.91        07/30/04       15,715       39,824
Robert B. Panero......       4,299          0.3%          3.13           3.13        07/30/04        8,449       21,411
Robert B. Panero......       4,299          0.3%          1.75           1.75        07/30/04        4,731       11,990
Dr. James R
  Schlesinger.........      75,000          6.1%          3.06           3.06        09/20/09      144,449      366,063
Breene M. Kerr(3).....      11,056          0.9%          2.91           2.91        07/30/04       20,207       51,209
Breene M. Kerr........       5,528          0.4%          3.13           3.13        07/30/04       10,864       27,532
Breene M. Kerr........       5,528          0.4%          1.75           1.75        07/30/04        6,084       15,418

---------------

(1) The assumed rates of annual appreciation are calculated from the date of grant through the assumed expiration date. Actual gains, if any, on option exercises and common share holdings are dependent on the future performance of the common shares and overall stock market conditions. There can be no assurance that the value reflected in the table will be achieved.

(2) In February 2000, all of the unexercised unvested options granted to Mr. Cross were cancelled.

(3) In January 2000, all of the unexercised unvested options granted to Mr. Kerr were cancelled.

     We have not granted any stock appreciation rights to the named executive officers or to our other employees or directors.

AGGREGATED OPTION EXERCISES DURING 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information relating to options exercised by the named executive officers during 1999 and the number and value of unexercised options held by the named executive officers at year-end. Seven Seas does not have any outstanding stock appreciation rights.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                             SHARES                   OPTIONS, WARRANTS/SARS AT      OPTIONS, WARRANTS/SARS
                            ACQUIRED                     FISCAL YEAR-END(2)           AT FISCAL YEAR-END(2)
                               ON         VALUE      ---------------------------   ---------------------------
NAME                        EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        --------   -----------   -----------   -------------   -----------   -------------
Robert A. Hefner III......     --          --            --           592,130          --             --
Sir Mark Thomson, Bt......     --          --            --           450,000          --             --
Larry A. Ray..............     --          --            --           550,000          --             --
William W. Daily..........     --          --            --           237,500          --             --
Herbert C Williamson,
  III(3)..................     --          --            --                --          --             --

---------------

(1) Represents the difference between the exercise price of the option and the closing price on the date of exercise.

(2) Based on a closing price on December 31, 1999 of $1.75 per share. Options are "in-the-money" at the fiscal year-end if the market value of the underlying securities on that date exceeds the exercise price of the option.

(3) The options granted to Mr. Williamson were surrendered effective April 5, 1999.

                             EMPLOYMENT AGREEMENTS

     We entered into a five-year employment agreement with Larry A. Ray dated June 12, 1997 that provides for an annual base salary of $262,500 and also provides that, in the sole discretion of the Compensation Committee of the board, Mr. Ray may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Ray was granted options to purchase 200,000 common shares at an exercise price of $10.70 per share. One-third of the options vested immediately and the remainder vest one-half each on the first and second anniversaries of the date of grant. On September 9, 1997, we granted Mr. Ray options to purchase an additional 200,000 common shares at a price of $13.23 per share. Of the latter options granted to Mr. Ray, 95,000 are under the Amended 1996 Stock Option Plan and 105,000 are under the 1997 Stock Option Plan. Such options vest one-third each on the third, fourth and fifth anniversaries of the date of grant. The employment agreement may be terminated for cause, which includes death or serious incapacity. Under the terms of the employment agreement, Mr. Ray will receive payments equal to the amounts remaining to be paid under the agreement in the event of a change in control or if his employment terminates for any reason. For purposes of this agreement, the term "change in control" means:

     - any merger, consolidation or reorganization in which Seven Seas is not the surviving entity (or survives only as a subsidiary of an entity);

     - any sale, lease, exchange or other transfer of (or agreement to sell, lease, exchange or otherwise transfer) all or substantially all of our assets to any other person or entity (in one transaction or a series of related transactions);

     - dissolution or liquidation of Seven Seas;

     - any person or entity, including a group as contemplated by Section 13(d) of the Exchange Act, acquires or gains ownership or control (including without limitation, power to vote) of more than 45% of the outstanding shares of our voting stock (based upon voting power); or

     - as a result of or in connection with a contested election of directors, the persons who were directors of Seven Seas before the election cease to constitute a majority of the board of directors; provided, however, that the term "change in control" does not include any reorganization, merger, consolidation, sale, lease, exchange or similar transaction involving solely Seven Seas and one or more previously wholly-owned subsidiaries of Seven Seas.

     We entered into a three-year employment agreement with William W. Daily dated September 1, 1998 that provides for an annual base salary of $330,000. Mr. Daily may also receive annual merit increases, annual bonuses and stock option awards, at the sole discretion of the Compensation Committee. As a part of his employment agreement, Mr. Daily was granted options to purchase 237,500 common shares at an exercise price of $9.00 per share. The remaining terms of his employment agreement are substantially similar to Mr. Ray's employment agreement. Mr. Daily resigned his employment with Seven Seas effective January 28, 2000. Under the terms of a severance agreement with Mr. Daily dated January 28, 2000, we agreed to pay a termination payment of $330,000 to Mr. Daily and all options granted to him vested immediately.

     We entered into a fifteen-month employment agreement with Sir Mark Thomson Bt dated August 1, 1999 that provides for an annual base salary of $450,000. Upon signing, Sir Mark Thomson Bt received a signing bonus of $107,660 for services provided to the company prior to the date of his employment agreement. The employment agreement also provides that other such bonuses, if any, may be awarded at the sole discretion of the Compensation Committee. As a part of his employment agreement, Sir Mark Thomson Bt was granted options to purchase 350,000 common shares at an exercise price of $4.21875 per share, such options to vest October 31, 2000 or upon the occurrence of a change in control. Sir Mark Thomson Bt is also eligible to receive other stock option grants at our discretion. The remaining terms of Sir Mark Thomson's Bt employment agreement are substantially similar to Mr. Ray's employment agreement.

     We entered into a five-year employment agreement with Mr. Herbert C. Williamson III dated September 9, 1997 that provided for an annual base salary of $100,000 and, in the sole discretion of the Compensation Committee, Mr. Williamson was entitled to receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Williamson was granted options to purchase 500,000 common shares at an exercise price of $13.23 per share. Options to purchase 150,000 common shares vested on September 9, 1998, and options to purchase 50,000 common shares each were to vest on September 9, 1999, 2000, 2001 and 2002, respectively. Of the options granted to Mr. Williamson, 150,000 were under the Amended 1996 Stock Option Plan and 350,000 were under the 1997 Stock Option Plan. The remaining terms and conditions of Mr. Williamson's employment agreement were substantially similar to Mr. Ray's employment agreement. Mr. Williamson resigned his employment with Seven Seas effective April 5, 1999. Under the terms of a severance agreement with Mr. Williamson dated April 5, 1999, we agreed to pay a termination payment of $175,000 to Mr. Williamson and to maintain his medical benefits for one year. Mr. Williamson also agreed to surrender all rights in respect of options granted to him under our stock incentive plans.

                         STOCK BASED COMPENSATION PLANS

     Officers, directors and employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the 1997 Stock Option Plan (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 3,444,601 were outstanding as of December 31, 1999. Options granted under the 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights; however, no such rights are currently outstanding. Under each plan, the option price equals the stock's market price on the date of grant.

     The Compensation Committee of the Board of Directors is responsible for administering the plans, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors, and officers.

     The following table presents a summary of stock option transactions for the three years ended December 31, 1999:

                                                                         WEIGHTED AVERAGE
                                                            COMMON         OPTION PRICE
                                                            SHARES          PER SHARE
                                                            ------       ----------------
December 31, 1996......................................    1,164,667            9.07
Granted................................................    3,197,500           13.56
Exercised..............................................     (478,667)           3.05
Revoked................................................       (5,000)          12.25
                                                          ----------          ------
December 31, 1997......................................    3,878,500           13.51
Granted................................................      820,500           13.97
Exercised..............................................     (514,000)           8.02
Revoked................................................     (703,833)          17.13
                                                          ----------          ------
December 31, 1998......................................    3,481,167          $13.69
                                                          ----------          ------
Granted................................................    1,553,434            6.06
Revoked................................................   (1,590,000)          14.03
                                                          ----------          ------
December 31, 1999......................................    3,444,601          $10.10
                                                          ==========          ======

     Exercisable stock options amounted to 2,091,935; 1,718,829; and 1,697,665 at December 31, 1999, 1998, and 1997, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 were $3.16; $8.77; and $7.68, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1999:

                                                        WEIGHTED                     WEIGHTED
                                           AVERAGE      AVERAGE                      AVERAGE
    EXERCISE PRICE RANGE        SHARES      LIFE     EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------------------   ------     -------   --------------    ------     --------------
$.75.........................      3,000     0.4         $  .75           3,000       $  .75
 1.75-1.78...................     39,002     4.2           1.76          39,002         1.76
 2.41-2.97...................    146,430     6.2           2.81         113,096         2.76
 3.00-3.94...................    232,002     6.7           3.05          67,002         3.08
 4.22-4.81...................    425,000     9.4           4.32              --           --
 6.16-7.13...................     10,000     5.3           6.64           5,000         7.13
 8.06-8.63...................    150,000     8.8           8.44          50,001         8.44
 9.00........................    433,500     3.9           9.00         209,168         9.00
 10.70-10.90.................    929,000     6.2          10.70         929,000        10.70
 13.23-14.09.................    218,000     7.8          13.30          18,000        14.09
 18.22-18.75.................    792,000     5.7          18.57         591,999        18.58
 88..........................     66,667     0.2          23.88          66,667        23.88
                               ---------     ---         ------       ---------       ------
                               3,444,601                              2,091,935
                               ---------                              ---------

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the proforma amounts shown below:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Pro Forma Net Loss (In thousands)....................  $(11,695)  $(97,393)  $(32,427)
Pro Forma Net Loss Per Share.........................  $  (0.31)  $  (2.69)  $  (1.00)

     The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1999: weighted average risk free interest rate of 6.20 percent; no dividend yield; volatility of .8180; and expected life of ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Below, we have listed information as of February 29, 2000, about the beneficial ownership of the common shares. This table shows ownership by (i) each person who we know beneficially owns more than 5% of the issued and outstanding common shares, (ii) each director and each of the named officers and
(iii) all of our executive officers and directors as a group.

                                                                NUMBER OF       PERCENT
BENEFICIAL OWNER                                             COMMON SHARES(1)   OF CLASS
----------------                                             ----------------   --------
Robert A. Hefner, III......................................     5,868,085(2)      15.5%
  c/o Seven Seas Petroleum, Inc
  Suite 1700, 5555 San Felipe
  Houston, Texas 77056
Breene M. Kerr.............................................     2,733,031(3)       7.2%
  c/o Brookside Company
  115 Bay Street
  Easton, Maryland 21601
State Street Research & Management Company.................     2,213,600(4)       5.9%
  One Financial Centre, 30th Floor
  Boston, Massachusetts 02111
George Soros and Stanley F. Drukenmiller...................     2,858,000(5)       7.6%
  888 Seventh Avenue, 33rd Floor
  New York, New York 10106
Robert W. Moore............................................     2,542,000          6.8%
  MTV Limited Partnership
  3600 West Main Street, Suite 150
  Norman, Oklahoma 73072
Sir Mark Thomson Bt........................................       419,232(6)       1.1%
Larry A. Ray...............................................       407,220(7)       1.1%
Brian F. Egolf.............................................       274,763(8)         *
Gary F. Fuller.............................................       170,089(9)         *
Robert B. Panero...........................................        90,962(10)        *
Dr. James R. Schlesinger...................................        25,000(11)        *
All executive officers and directors as a group (7
  persons).................................................     7,255,351(12)     26.9%

---------------

  *  Less than 1%

 (1) Unless we indicated otherwise, each of the parties listed has sole voting and investment power over the shares owned. The number of shares listed includes the number of common shares that would be issued if certain stock options that are currently exercisable were exercised subject to our Amended 1996 Stock Option Plan and our 1997 Stock Option Plan. For purposes of this table, options are deemed to be currently exercisable if they may be exercised within 60 days following February 29, 2000.

 (2) Includes 615,834 common shares currently issuable upon exercise of option and 15,000 common shares held by an entity in which Mr. Hefner has a substantial interest.

 (3) Includes 172,112 common shares currently issuable upon exercise of option and 2,560,919 common shares beneficially owned by a limited partnership in which Mr. Kerr serves as a general partner.

 (4) Based on a Schedule 13G for the year ended December 31, 1999, State Street has sole power to vote 2,106,600 shares and sole power to dispose of 2,213,600 shares.

 (5) Of the common shares identified, Mr. Soros, Mr. Drukenmiller and Soros Fund Management LLC may be deemed the beneficial owner of 1,176,400 common shares. Mr. Drukenmiller and Duquesne Capital Management, LLC may also be deemed the beneficial owner of the remaining 1,681,600 common shares.

 (6) Includes 91,666 common shares currently issuable upon exercise of option

 (7) Includes 300,000 common shares currently issuable upon exercise of option and an additional 104,500 owned by Mr. Ray's wife.

 (8) Includes 213,027 common shares currently issuable upon exercise of option and 25,000 common shares owned by a trust for the benefit of members of Mr. Egolf's family.

 (9) Includes 154,589 common shares currently issuable upon exercise of option. Also includes 4,000 common shares owned by a limited liability company, of which Mr. Fuller and his wife each own a 50% interest and share voting and investment powers, and 10,000 common shares owned by a limited partnership of which Mr. Fuller has the voting and investment power as a trustee of a trust which is the sole general partner. Mr. Fuller has a 35.65% interest in the partnership as a limited partner. Also includes 3,500 common shares owned by Mr. Fuller's wife as to which he disclaims beneficial ownership.

(10) Includes 90,183 common shares currently issuable upon exercise of option and 779 common shares held by Mr. Panero's wife.

(11) Includes 25,000 common shares currently issuable upon exercise of option.

(12) Includes 1,490,299 common shares currently issuable upon exercise of option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              THE GHK TRANSACTION

     In April 1996, Seven Seas and GHK Company Colombia, an Oklahoma corporation controlled by Robert A. Hefner III, entered into a non-binding letter of intent. The letter proposed that Seven Seas acquire an additional 35% participating interest in the association contracts. In exchange, Seven Seas agreed to issue up to 16,000,000 common shares to three entities or their respective shareholders who held the contract interests at that time. Effective July 26, 1996, we agreed to issue a total of 16,777,143 Seven Seas common shares to nineteen unrelated parties. In exchange, we received:

     - 100% of the issued and outstanding shares of GHK Company Colombia, which serves as the operator under the Dindal and Rio Seco association contracts and holds a 10.944% interest in those contracts;

     - 100% of the membership interests of Esmeralda Limited Liability Company, which holds a 9.776% interest in the Dindal and Rio Seco association contracts; and

     - 62.963% membership interest in Cimarrona Limited Liability Company, which holds a 25.38% interest in the Dindal and Rio Seco association contracts.

     As a result of the GHK transaction, we acquired an additional 36.7% indirect interest in the Dindal and Rio Seco association contracts. As a condition to the GHK transaction, we also entered into the registration rights agreement, escrow agreement, management agreement and voting support agreement. The registration rights agreement and escrow agreement have terminated.

     Under the share purchase agreement between Seven Seas and Robert A. Hefner III, we purchased 100% of the issued and outstanding shares of GHK Company Colombia from Mr. Hefner. In exchange, we issued him 5,002,972 Class A Preferred Shares Series 1. Under the share purchase agreement with the Esmeralda members, we purchased 100% of the membership interests of Esmeralda. In exchange, we issued a total of 4,469,028 B Special Warrants to those members.

     Under the terms of the share purchase agreement between Seven Seas and the Cimarrona members, we purchased a 62.963% membership interest in Cimarrona. In exchange, we issued a total of 7,305,143 B Special Warrants to the members. We issued the preferred shares and the B warrants at a price of $9.125 per share, based on the closing price of our common shares on the Canadian Dealing Network on July 26, 1996. Under the terms of the share purchase agreements, each of the parties agree to indemnify the other for matters relating to the business prior to the transaction.

     Each B warrant was exercisable into one common share without any extra charge and was automatically converted into a common share in February 1997, as set out in our Articles of Continuance. Each preferred share had the right to one vote, was exercisable into one common share without any extra charge and was automatically converted into a common share in February 1997.

     The shares of GHK Company Colombia and the 62.963% interest in Cimarrona were transferred to Seven Seas Petroleum Colombia Inc.; 50% of the membership interest in Esmeralda was transferred to Seven Seas Petroleum Colombia Inc.; and 50% of the Esmeralda membership interest was transferred to Seven Seas Petroleum Holdings, Inc. In June 1999, Seven Seas completed the reorganization of certain of its subsidiaries, three of which own working interest in the Dindal and Rio Seco association contracts, through a series of tax-free transactions. In these transactions, Seven Seas Petroleum Holdings assigned its membership interest in Esmeralda to Seven Seas Petroleum Colombia as a capital contribution, giving it 100% ownership of Esmeralda.

     Esmeralda was merged into Cimarrona L.L.C. Seven Seas Petroleum Holdings continues to own 100% of the stock of Seven Seas Petroleum Colombia. Cimarrona and its members, MTV Investments, Ltd. and Seven Seas Petroleum Colombia, entered into an agreement whereby the assets, obligations and liabilities of Cimarrona which were proportionately attributable to Seven Seas Petroleum Colombia were merged into Seven Seas Petroleum Colombia in exchange for its interest in Cimarrona. As a result, MTV became the sole member of Cimarrona and Cimarrona is no longer a consolidated subsidiary of Seven Seas. MTV maintained its proportionate interest in the Dindal and Rio Seco association contracts as working interest owner and Seven Seas' interest in the Dindal and Rio Seco association contracts was not changed.

     Before the GHK transaction, The GHK Company L.L.C., an Oklahoma limited liability company, provided administrative and management services to GHK Company Colombia in connection with its obligations as operator of the Dindal and Rio Seco association contracts. Robert A. Hefner is the principal owner of The GHK Company L.L.C. As a condition to the GHK transaction, Seven Seas, GHK Company Colombia and The GHK Company L.L.C. entered into a management agreement. Under the management agreement, GHK Company Colombia retained GHK Company L.L.C. to perform GHK Company Colombia's duties and obligations under the association contracts. Under the joint operating agreement dated August 1, 1996, GHK Company Colombia would also serve as operator of the Dindal association contract. GHK Company Colombia agreed to pay The GHK Company L.L.C. a monthly sum equal to 100% of the overhead charges authorized under the joint operating agreement, relating to the blocks. These costs are estimated to be approximately $15,000 per month. GHK Company Colombia also agreed to pay an additional $15,000 per month and to reimburse The GHK Company L.L.C. for all expenses incurred in its duties under the management agreement. The interest holders under the association contracts pay the costs and expenses under the operating agreement in proportion with the percentage interests in the contracts. From July 26, 1996 to June 30, 1997, GHK Company Colombia paid The GHK Company L.L.C. $374,109 for services provided under the management agreement. The management agreement was terminated June 30, 1997.

     Before the GHK transaction, neither Mr. Hefner, Mr. Egolf nor Mr. Kerr were affiliated with Seven Seas. As a result of the GHK transaction, Messrs. Hefner and Egolf were elected directors of Seven Seas and Mr. Hefner and Mr. Kerr became substantial shareholders of Seven Seas. Mr. Hefner, in his capacity as the selling shareholder of GHK Company Colombia, the members of Esmeralda and Cimarrona and Mr. Egolf also entered into another agreement. As a result of this agreement, Mr. Egolf received a total of 83,886 B warrants in exchange for his services to the Esmeralda and Cimarrona members in the GHK transaction. The warrants were later converted into 83,886 common shares of Seven Seas.

                    TRANSACTIONS WITH DIRECTORS AND OFFICERS

     On November 1, 1997, the Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $12,000, $12,000 and $2,000 in 1999, 1998 and 1997, respectively.

     The Company's Chairman and Chief Executive Officer, Mr. Robert A. Hefner III, beneficially owns 100% of The GHK Company LLC ("GHK"). Effective July 1, 1997, the Company entered into an administrative service agreement with GHK. The Company recognized $21,000, $28,000 and $10,500 of such expenses in 1999, 1998 and 1997, respectively. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $31,000, $0.1 million, and $0.4 million in 1999, 1998, 1997 and 1996, respectively, for such costs.

     Mr. Hefner, owns 100% of the shares of The GHK Corporation ("GHK Corp."). GHK Corp. owns an executive aircraft, which Mr. Hefner and other Seven Seas executives and employees use for certain business travel. The Company has entered into an agreement with GHK Corp. whereby the Company pays GHK Corp. the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company had $57,000 and $31,000 in expenditures for such air travel during 1999 and 1998, respectively.

                       TRANSACTIONS WITH RELATED PARTIES

     MTV Investments Limited Partnership ("MTV") owns 37.037% of Cimarrona LLC ("Cimarrona"), an Oklahoma company; Cimarrona is a consolidated subsidiary of the Company. Resulting from cash calls, MTV owed $0.5 million to the Company at December 31, 1997.

     In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco Association Contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc (SSPH), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda L.L.C. SSPC owned the remaining 50% of Esmeralda L.L.C. and 62.963% of Cimarrona L.L.C. with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona L.L.C., owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda L.L.C. to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda L.L.C. Next, Esmeralda L.L.C. was merged into Cimarrona L.L.C. SSPH continued to own 100% of the stock of SSPC. Cimarrona L.L.C. and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona L.L.C. which were proportionately attributable to SSPC (through the Company's interests in Esmeralda L.L.C. and Cimarrona L.L.C.) were merged into SSPC in exchange for SSPC's interest in Cimarrona L.L.C. As a result, MTV became the sole member of Cimarrona L.L.C. and accordingly, Cimarrona L.L.C. is no longer a consolidated subsidiary of the Company. MTV maintained its proportionate interest in the Dindal and Rio Seco Association Contracts as a working interest owner and Seven Seas' net interest in the Association Contracts was not changed.

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

  EXHIBIT
   NUMBER                                EXHIBIT DOCUMENT
  -------                                ----------------
  (3)          --  Articles of Incorporation and By-laws
       *(A)    --  The Amalgamation Agreement effective June 29, 1995 by and between Seven Seas Petroleum Inc., a British Columbia
                   corporation; and Rusty Lake Resources Ltd.
       *(B)    --  Certificate of Continuance and Articles of Continuance into the Yukon Territory
       *(C)    --  By-Laws
  (4)          --  Instruments defining the rights of security holders,
                   including indentures
       *(A)    --  Excerpts from the Articles of Continuance
       *(B)    --  Excerpts from the By-laws
       *(C)    --  Specimen stock certificate
       *(D)    --  Form of Class B Warrant
       *(E)    --  Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust Company
 (10)          --  Material Contracts
       *(A)    --  Agreement dated August 14, 1995 by and between the Company and GHK Company Colombia, as amended by letter agreement
                   dated November 30, 1995
       *(B)    --  The Association Contract by and between Ecopetrol, GHK
                   Company Colombia and Petrolinson, S.A. relating to the
                   Dindal block, as amended
       *(C)    --  The Association Contract by and between Ecopetrol and GHK
                   Company Colombia relating to the Rio Seco block
       *(D)    --  Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of interests in the Dindal block
       *(E)    --  The GHK Company Colombia Share Purchase Agreement dated as of July 26, 1996 by and between Robert A. Hefner III, Seven
                   Seas Petroleum Colombia Inc. and the Company
       *(F)    --  The Cimarrona Purchase Agreement dated as of July 26, 1996 by and between the members of Cimarrona Limited Liability
                   Company, the Company, Seven Seas Petroleum Colombia Inc.,
                   and Robert A. Hefner III
       *(G)    --  The Esmeralda Purchase Agreement dated as of July 26, 1996 by and between the members of Esmeralda Limited Liability
                   Company, Robert A. Hefner III, the Company, Seven Seas
                   Petroleum Holdings, Inc. and Seven Seas Petroleum Colombia
                   Inc.
       *(H)    --  The Registration Rights Agreement dated as of July 26, 1996 by and between the Company and certain individuals
       *(I)    --  Shareholders' Voting Support Agreement dated as of July 26,
                   1996 by and between Seven Seas Petroleum Inc. and Messrs.
                   Hefner, Kerr, Whitehead, Plewes and Stephens
       *(J)    --  Management Services Agreement by and among GHK Company
                   Colombia, the Company and The GHK Company LLC

  EXHIBIT
   NUMBER                                EXHIBIT DOCUMENT
  -------                                ----------------
       *(K)    --  Amended 1996 Stock Option Plan
       *(L)    --  Form of Incentive Stock Option Agreement
       *(M)    --  Form of Directors' Stock Option Agreement
       *(N)    --  Form of Employment Agreement between the Company and Larry
                   A. Ray(1)
       *(O)    --  Settlement Agreement between the Company and Mr. Whitehead dated May 20, 1997
       *(P)    --  Petrolinson S.A. Share Purchase Agreement dated February 14,
                   1997, between Hazel Ventures LTD., Seven Seas Petroleum
                   Colombia Inc. and Seven Seas Petroleum Inc.
       *(Q)    --  Pledge Agreement dated March 5, 1997 among Hazel Ventures
                   LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum
                   Colombia Inc., and Integro Trust (BVI Limited)
       *(R)    --  Shareholder Voting Support Agreement made as of March 5,
                   1997 between Seven Seas Petroleum Inc. and Hazel Ventures
                   LTD.
       *(S)    --  Purchase Warrant Indenture made as of August 7, 1997 between
                   Seven Seas Petroleum Inc. and Montreal Trust Company of
                   Canada
       *(T)    --  Indenture made as of August 7, 1997 between Seven Seas
                   Petroleum Inc. and Montreal Trust Company of Canada
       *(U)    --  1997 Stock Option Plan
       +(V)    --  Form of Employment Agreement between the Company and Sir
                   Mark Thomson Bt(1)
       +(W)    --  Severance Agreement with Herbert C. Williamson III(1)
       +(X)    --  Severance Agreement with William W. Daily(1)
       +(Y)    --  Memorandum of Understanding with Empresa Colombiana de
                   Petroleos
       *(21)   --  Subsidiaries of the Registrant
 (23)          --  Consent of experts and counsel
       +(A)    --  Consent of Arthur Andersen LLP
       +(B)    --  Consent of Baker and McKenzie
 (27)          --  Financial Data Schedule

---------------

 + Filed herewith.

  * Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

 ** Incorporated herein by reference to like exhibit in registration statement on Form S-1 filed April 24, 1998.

(1) Management contract, compensatory plan or agreement.

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

                                            SEVEN SEAS PETROLEUM INC.

                                            By:  /s/ ROBERT A. HEFNER III
                                              ----------------------------------
                                                     Robert A. Hefner III
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

                                                By:   /s/ LARRY A. RAY
                                                --------------------------------
                                                          Larry A. Ray
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 30 day of March, 2000 by the following persons in their capacity as directors of the Registrant.


              /s/ ROBERT A. HEFNER III                  Chairman, Chief Executive Officer and
-----------------------------------------------------   Managing Director (Principal Executive
                Robert A. Hefner III                    Officer)

              /s/ SIR MARK THOMSON BT.                  Director, President Director, Executive Vice
-----------------------------------------------------   President and Chief
                 Sir Mark Thomson Bt

                  /s/ LARRY A. RAY                      Operating Officer and Chief Financial Officer
-----------------------------------------------------   and Corporate Secretary
                    Larry A. Ray

                   /s/ BRIAN EGOLF                      Director
-----------------------------------------------------
                     Brian Egolf

                 /s/ GARY F. FULLER                     Director
-----------------------------------------------------
                   Gary F. Fuller

                /s/ ROBERT B. PANERO                    Director
-----------------------------------------------------
                  Robert B. Panero

            /s/ DR. JAMES R. SCHLESINGER                Director
-----------------------------------------------------
              Dr. James R. Schlesinger

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                                EXHIBIT DOCUMENT
  -------                                ----------------
  (3)          --  Articles of Incorporation and By-laws
       *(A)    --  The Amalgamation Agreement effective June 29, 1995 by and between Seven Seas Petroleum Inc., a British Columbia
                   corporation; and Rusty Lake Resources Ltd.
       *(B)    --  Certificate of Continuance and Articles of Continuance into the Yukon Territory
       *(C)    --  By-Laws
  (4)          --  Instruments defining the rights of security holders,
                   including indentures
       *(A)    --  Excerpts from the Articles of Continuance
       *(B)    --  Excerpts from the By-laws
       *(C)    --  Specimen stock certificate
       *(D)    --  Form of Class B Warrant
       *(E)    --  Class B Warrant Indenture dated as of October 15, 1996 by and between the Company of Canada and Montreal Trust Company
 (10)          --  Material Contracts
       *(A)    --  Agreement dated August 14, 1995 by and between the Company and GHK Company Colombia, as amended by letter agreement
                   dated November 30, 1995
       *(B)    --  The Association Contract by and between Ecopetrol, GHK
                   Company Colombia and Petrolinson, S.A. relating to the
                   Dindal block, as amended
       *(C)    --  The Association Contract by and between Ecopetrol and GHK
                   Company Colombia relating to the Rio Seco block
       *(D)    --  Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holders of interests in the Dindal block
       *(E)    --  The GHK Company Colombia Share Purchase Agreement dated as of July 26, 1996 by and between Robert A. Hefner III, Seven
                   Seas Petroleum Colombia Inc. and the Company
       *(F)    --  The Cimarrona Purchase Agreement dated as of July 26, 1996 by and between the members of Cimarrona Limited Liability
                   Company, the Company, Seven Seas Petroleum Colombia Inc.,
                   and Robert A. Hefner III
       *(G)    --  The Esmeralda Purchase Agreement dated as of July 26, 1996 by and between the members of Esmeralda Limited Liability
                   Company, Robert A. Hefner III, the Company, Seven Seas
                   Petroleum Holdings, Inc. and Seven Seas Petroleum Colombia
                   Inc.
       *(H)    --  The Registration Rights Agreement dated as of July 26, 1996 by and between the Company and certain individuals
       *(I)    --  Shareholders' Voting Support Agreement dated as of July 26,
                   1996 by and between Seven Seas Petroleum Inc. and Messrs.
                   Hefner, Kerr, Whitehead, Plewes and Stephens
       *(J)    --  Management Services Agreement by and among GHK Company
                   Colombia, the Company and The GHK Company LLC
       *(K)    --  Amended 1996 Stock Option Plan
       *(L)    --  Form of Incentive Stock Option Agreement
       *(M)    --  Form of Directors' Stock Option Agreement
       *(N)    --  Form of Employment Agreement between the Company and Larry
                   A. Ray(1)
       *(O)    --  Settlement Agreement between the Company and Mr. Whitehead dated May 20, 1997
       *(P)    --  Petrolinson S.A. Share Purchase Agreement dated February 14,
                   1997, between Hazel Ventures LTD., Seven Seas Petroleum
                   Colombia Inc. and Seven Seas Petroleum Inc.
       *(Q)    --  Pledge Agreement dated March 5, 1997 among Hazel Ventures
                   LTD., Seven Seas Petroleum Inc., Seven Seas Petroleum
                   Colombia Inc., and Integro Trust (BVI Limited)
       *(R)    --  Shareholder Voting Support Agreement made as of March 5,
                   1997 between Seven Seas Petroleum Inc. and Hazel Ventures
                   LTD.
       *(S)    --  Purchase Warrant Indenture made as of August 7, 1997 between
                   Seven Seas Petroleum Inc. and Montreal Trust Company of
                   Canada

  EXHIBIT
   NUMBER                                EXHIBIT DOCUMENT
  -------                                ----------------
       *(T)    --  Indenture made as of August 7, 1997 between Seven Seas
                   Petroleum Inc. and Montreal Trust Company of Canada
       *(U)    --  1997 Stock Option Plan
       +(V)    --  Form of Employment Agreement between the Company and Sir
                   Mark Thomson Bt(1)
       +(W)    --  Severance Agreement with Herbert C. Williamson III(1)
       +(X)    --  Severance Agreement with William W. Daily(1)
       +(Y)    --  Memorandum of Understanding with Empresa Colombiana de
                   Petroleos
       *(21)   --  Subsidiaries of the Registrant
 (23)          --  Consent of experts and counsel
       +(A)    --  Consent of Arthur Andersen LLP
       +(B)    --  Consent of Baker and McKenzie
 (27)          --  Financial Data Schedule

---------------

 + Filed herewith.

  * Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

 ** Incorporated herein by reference to like exhibit in registration statement on Form S-1 filed April 24, 1998.

(1) Management contract, compensatory plan or agreement.