Form 10-Q/A
period 1999-03-31
SEVEN SEAS PETROLEUM INC
filed 2000-04-13
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                Amendment No. 1


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


                                                                                                             Cumulative
                                                                                                             Total from
                                                                                                              inception
                                                                                                             February 3,
                                                                          Three Months Ended March 31,         1995) to
                                                                         ------------------------------       March 31,
                                                                             1999               1998             1999
                                                                         ------------      ------------      ------------
OPERATING ACTIVITIES
     Net loss                                                            $     (1,104)     $     (1,115)     $   (103,546)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                          --                --             2,140
     Minority interest                                                           (113)              (78)           (1,249)
     Common stock contribution to 401(k) retirement plan                           --                --                79
     Depreciation and amortization                                                255                84             1,231
     Writedown of proved oil & gas properties                                      --                --           129,789
     Gain on sale of exploration properties                                        --                --              (546)
     Dry hole and abandonment costs                                                --                --             1,140
     Gain on sale of marketable securities                                         --                (6)               (6)
     Deferred income taxes benefit                                                 --                --           (45,727)
     Amortization of discount on investments                                       41                --                41
     Changes in working capital excluding changes to cash and
       cash equivalents:
        Accounts receivable                                                    (1,372)             (478)           (7,052)
        Interest receivable                                                       123                --              (409)
        Inventory                                                                  27                --            (1,289)
        Prepaids and other, net                                                    71                 9              (154)
        Accounts payable                                                       (2,856)             (427)            2,854
       Other accrued liabilities                                                  (46)              (92)              533
                                                                         ------------      ------------      ------------
Cash Flow Used in Operating Activities                                         (4,974)           (2,103)          (22,171)
                                                                         ------------      ------------      ------------

INVESTING ACTIVITIES
     Exploration of oil and gas properties                                     (8,379)           (9,746)          (80,724)
     Purchase of land                                                             (21)             (441)           (1,278)
     Purchase of investments                                                       --                --           (38,301)
     Proceeds from acquisition                                                     --                --               630
     Proceeds from sale of property                                                --                --             1,247
     Proceeds from sale of marketable securities                                   --                50                50
     Note receivable from related party                                            --                --              (200)
     Other asset additions                                                       (140)              (47)           (1,896)
                                                                         ------------      ------------      ------------
Cash Flow Used in Investing Activities                                         (8,540)          (10,184)         (120,472)
                                                                         ------------      ------------      ------------

FINANCING ACTIVITIES
     Proceeds from special warrants issued                                         --                --            12,393
     Proceeds from share capital issued                                            --             1,116            15,466
     Proceeds from additional paid-in capital contributed                          --                --                 1
     Proceeds from issuance of  long-term debt                                     --                --           135,000
     Costs of issuing long-term debt                                               --                --            (5,821)
     Contributions by minority interest                                         1,378             1,829            11,615
                                                                         ------------      ------------      ------------
Cash Flow Provided by Financing Activities                                      1,378             2,945           168,654
                                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (12,136)           (9,342)           26,011
Cash and cash equivalents, beginning of period                                 38,147            18,067                --
                                                                         ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     26,011      $      8,725      $     26,011
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


    Colombia. In 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts through its participation in El Segundo 1-E, the Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $153.1 million in the aggregate at that time. In 1997, the Company acquired an additional 6% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $18.6 million in the aggregate at that time. From inception through March 31, 1999, the Company had cash expenditures for the acquisition, exploration, and development of its oil and gas properties of $80.7 million.


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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K

    (a) Exhibits

    27 Financial Data Schedule

    (b) Reports on From 8-K

    None

    SIGNATURES

    Seven Seas Petroleum Inc. Date:


    April 13, 2000              By:  Larry A. Ray Executive Vice President,
                                Chief Operating Officer and Chief Financial
                                Officer

                                Sir Mark Thomson, Bt.
                                President