Form 10-Q/A
period 1999-06-30
SEVEN SEAS PETROLEUM INC
filed 2000-04-13
CIK 947156

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




                                                                                                         CUMULATIVE
                                                                                                         TOTAL FROM
                                                                                                         INCEPTION
                                                                                                         (FEBRUARY 3,
                                                                                                           1995) TO
                                                                           SIX MONTHS ENDED JUNE 30,       JUNE 30,
                                                                           ------------------------
                                                                             1999           1998            1999
                                                                           ---------      ---------      ---------
OPERATING ACTIVITIES
     Net loss                                                              $  (4,885)     $  (1,867)     $(107,327)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                       --             --            2,140
     Minority interest                                                          (593)          (203)        (1,729)
     Common stock contribution to 401(k) retirement plan                        --             --               79
     Depreciation and amortization                                               514            227          1,490
     Writedown of proved oil & gas properties                                   --             --          129,789
     Loss on sale of exploration property                                        670           --              124
     Dry hole and abandonment costs                                             --             --            1,140
     Gain on sale of marketable securities                                      --               (6)            (6)
     Deferred income taxes benefit                                              --             --          (45,727)
     Amortization of investments                                                (695)          --             (695)
     Changes in working capital excluding changes to cash and cash equivalents:
        Accounts receivable                                                    2,418          1,255         (3,262)
        Interest receivable                                                      354           (518)          (178)
        Inventory                                                                 (9)          --           (1,325)
        Prepaids and other, net                                                  121             11           (104)
        Accounts payable                                                      (2,823)        (1,439)           797
       Other accrued liabilities                                                (233)           (92)           346
                                                                           ---------      ---------      ---------
Cash Flow Used in Operating Activities                                        (5,161)        (2,632)       (24,448)
                                                                           ---------      ---------      ---------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                                   (18,135)       (20,759)       (88,390)
     Purchase of land                                                           --           (1,139)        (1,257)
     Purchase of investments                                                    --          (37,827)       (38,301)
     Proceeds from acquisition                                                  --             --              630
     Payment to withdraw from property                                          (250)          --              997
     Proceeds from sale of marketable securities                                --               50             50
     Proceeds from sale of investments                                        13,080           --           13,080
     Notes receivable from employees                                            (235)          --             (435)
     Other asset additions                                                      (191)          (135)        (1,947)
                                                                           ---------      ---------      ---------
Cash Flow Used in Investing Activities                                        (5,731)       (59,810)      (115,573)
                                                                           ---------      ---------      ---------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                      --             --           12,393
     Proceeds from share capital issued                                         --            2,279         15,466
     Proceeds from additional paid-in capital contributed                       --             --                1
     Proceeds from issuance of  long-term debt                                  --          110,000        135,000
     Costs of issuing long-term debt                                            --           (4,195)        (5,821)
     Contributions by minority interest                                        1,386          4,140         11,623
                                                                           ---------      ---------      ---------
Cash Flow Provided by Financing Activities                                     1,386        112,224        168,662
                                                                           ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (9,506)        49,782         28,641
Cash and cash equivalents, beginning of period                                38,147         18,067           --
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  28,641      $  67,849      $  28,641
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


    Colombia. In 1995, the Company acquired a 15% interest in the Dindal and Rio Seco Association Contracts through its participation in El Segundo 1-E, the Guaduas Field discovery well. In 1996, the Company acquired an additional 36.7% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $153.1 million in the aggregate at that time. In 1997, the Company acquired an additional 6% in the Dindal and Rio Seco Association Contracts in Colombia in exchange for the issuance of the Company's common shares valued at $18.6 million in the aggregate at that time. From inception through June 30, 1999, the Company had cash expenditures for the acquisition, exploration, and development of its oil and gas properties of $88.4 million.


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


    Oil production in Colombia (net to the Company, including minority interest) of 11,946 barrels and 1,997 barrels for the quarter ended June 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Refinerie del Nare or Ecopetrol at an average price of $9.54 per barrel in 1999 and $8.14 per barrel in 1998. The Tres Pasos 1-W Horizontal production testing was completed in May 1999.

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


    Oil production in Colombia (net to the Company, including minority interest) of 23,564 barrels and 1,997 for the six months ended June 30, 1999 and 1998, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Refinerie del Nare or Ecopetrol at an average price of $8.66 per barrel in 1999 and $8.14 per barrel in 1998. The Tres Pasos 1-W Horizontal production testing was completed in May 1999.


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


Item 6. Exhibits and Reports on 8-K

    (a) Exhibits

    27 Financial Data Schedule

    (b) Reports on From 8-K

    None



    SIGNATURES

    Seven Seas Petroleum Inc.


    Date: April 13, 1999        By:   Larry A. Ray
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

                                       Sir Mark Thomson, Bt.
                                       President