Form 10-Q/A
period 1999-09-30
SEVEN SEAS PETROLEUM INC
filed 2000-04-13
CIK 947156

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


                                                                                                                    CUMULATIVE
                                                                                                                    TOTAL FROM
                                                                                                                     INCEPTION
                                                                                                                   (FEBRUARY 3,
                                                         NINE MONTHS ENDED           THREE MONTHS ENDED              1995) TO
                                                            SEPTEMBER 30,                SEPTEMBER 30,             SEPTEMBER 30,
                                                    ----------------------------    ----------------------------   -------------
                                                        1999           1998           1999            1998              1999
                                                    ------------    ------------    ------------    ------------    ------------
REVENUE
     Crude oil sales                                $        308    $         91    $        123    $       --      $      1,337
     Interest income                                       2,403           2,574             705           1,431           7,465
                                                    ------------    ------------    ------------    ------------    ------------
                                                           2,711           2,665             828           1,431           8,802

EXPENSES
     General and administrative                            6,234           5,761           1,610           3,442          28,235
     Oil and gas operating expenses                        1,662             804             151              46           3,764
     Depreciation and amortization                           806             446             292             219           1,777
     Writedown of proved oil & gas properties               --              --              --              --           129,789
     Loss (Gain) on sale of exploration properties           670            (577)           --              (577)            124
     Dry hole and abandonment costs                         --              --              --              --             1,145
     Geological and geophysical                             --              --              --              --                47
     Other (income) expense                                   73             (32)             51              (2)            (49)
                                                    ------------    ------------    ------------    ------------    ------------
                                                           9,445           6,402           2,104           3,128         164,832

NET LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST                                (6,734)         (3,737)         (1,276)         (1,697)       (156,030)
                                                    ------------    ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                                            30             102              10              72         (45,688)

NET LOSS BEFORE MINORITY INTEREST                         (6,764)         (3,839)         (1,286)         (1,769)       (110,342)
                                                    ------------    ------------    ------------    ------------    ------------

MINORITY INTEREST                                            593             370            --               167           1,729
                                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                            $     (6,171)   $     (3,469)   $     (1,286)   $     (1,602)   $   (108,613)
                                                    ============    ============    ============    ============    ============

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE, BEGINNING OF PERIOD                            (102,442)        (12,243)       (103,546)        (14,110)           --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE, END OF PERIOD                              $   (108,613)   $    (15,712)   $   (104,832)   $    (15,712)   $   (108,613)
                                                    ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.16)   $      (0.10)   $      (0.03)   $      (0.04)   $      (4.27)
                                                    ============    ============    ============    ============    ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                           37,806,072      35,706,779      37,833,420      36,724,401      25,408,553
                                                    ============    ============    ============    ============    ============

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                      CUMULATIVE
                                                                                                      TOTAL FROM
                                                                                                       INCEPTION
                                                                                                     (FEBRUARY 3,
                                                                                                        1995) TO
                                                                   NINE MONTHS ENDED SEPTEMBER 30,   SEPTEMBER 30,
                                                                       1999              1998            1999
                                                                   --------------    -------------   -------------
OPERATING ACTIVITIES
     Net loss                                                        $ (6,171)         $ (3,469)        $(108,603)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                  --                --             2,140
     Minority interest                                                   (593)             (370)           (1,729)
     Common stock contribution to 401(k) retirement plan                   --                --                79
     Depreciation and amortization                                        806               449             1,782
     Writedown of proved oil & gas properties                              --                --           129,789
     Loss on sale of exploration property                                 670              (577)              124
     Dry hole and abandonment costs                                        --                --             1,140
     Gain on sale of marketable securities                                 --                (6)               (6)
     Deferred income taxes benefit                                         --                --           (45,727)
     Amortization of investments                                       (1,048)               --            (1,048)
     Changes in working capital excluding changes to cash and cash equivalents:
        Accounts receivable                                             2,115               867            (3,565)
        Interest receivable                                               442              (495)              (90)
        Inventory                                                          27                --            (1,289)
        Prepaids and other, net                                           172                53               (53)
        Accounts payable                                               (3,513)           (5,299)           (2,197)
        Other accrued liabilities                                        (223)              339               346
                                                                     --------          --------         ---------
Cash Flow Used in Operating Activities                                 (7,316)           (8,508)          (24,513)
                                                                     --------          --------         ---------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                            (20,427)          (24,324)          (92,772)
     Purchase of land                                                      (1)           (1,591)           (1,258)
     Purchase of investments                                           (8,818)          (56,069)          (47,119)
     Proceeds from acquisition                                             --                --               630
     Payment to withdraw from property                                   (250)            1,163               997
     Proceeds from sale of marketable securities                           --                50                50
     Proceeds from sale of investments                                 13,080                --            13,080
     Notes receivable from employees                                     (236)               --              (436)
     Other asset additions                                               (216)           (1,150)           (1,972)
                                                                     --------          --------         ---------
Cash Flow Used in Investing Activities                                (16,868)          (81,921)         (128,800)
                                                                     --------          --------         ---------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                 --               284            12,393
     Proceeds from share capital issued                                    --             2,619            15,466
     Proceeds from additional paid-in capital contributed                  --                --                 1
     Proceeds from issuance of  long-term debt                             --           110,000           135,000
     Costs of issuing long-term debt                                       --            (4,248)           (5,821)
     Contributions by minority interest                                 1,386             5,416            11,623
                                                                     --------          --------         ---------
Cash Flow Provided by Financing Activities                              1,386           114,071           168,662
                                                                     --------          --------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (22,798)           23,642            15,349
Cash and cash equivalents, beginning of period                         38,147            18,067                --
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 15,349          $ 41,709         $  15,349
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


3. OPERATIONS BY GEOGRAPHIC AREA


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

5. MINORITY INTEREST


    In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco Association Contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc. (SSPH), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda L.L.C. SSPC owned the remaining 50% of Esmeralda L.L.C. and 62.963% of Cimarrona L.L.C. with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona L.L.C., owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda L.L.C. to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda L.L.C. Next, Esmeralda L.L.C. was merged into Cimarrona L.L.C. SSPH continued to own 100% of the stock of SSPC. Cimarrona L.L.C. and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona L.L.C. which were proportionately attributable to SSPC (through the

Company's interests in Esmeralda L.L.C. and Cimarrona L.L.C.) were merged into SSPC in exchange for SSPC's interest in Cimarrona L.L.C. As a result, MTV became the sole member of Cimarrona L.L.C. and accordingly, Cimarrona L.L.C. is no longer a consolidated subsidiary of the Company. MTV maintained its proportionate interest in the Dindal and Rio Seco Association Contracts as a working interest owner and Seven Seas' net interest in the Association Contracts was not changed.

6. CONTINGENCIES

    The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

Colombian forest reserve


         Inderena, the predecessor to the current Ministry of Environment, declared a forest reserve in the 1980's in an area that includes a portion of the Dindal and Rio Seco Association Contracts. The existence of this reserve may make obtaining permits for drilling wells and building facilities more difficult, but does not preclude oil and gas activity. In fact, we were granted an environmental permit and drilled the Escuela 1 well on this area in 1993. More recently, the Guaduas municipality has, independently of the Ministry of Environment, declared a forest reserve in the same area. This latest reserve proclamation would prohibit drilling. Colombian counsel has advised us that the right to declare forest reserves is the exclusive right of the Ministry of Environment. We intend to discuss this matter with representatives of the municipal council and the mayor. In the event we do not obtain satisfactory results, we have also engaged Colombian counsel to proceed before an appropriate tribunal to have the municipal declaration ruled invalid. We are advised that the resolution could take from 12 to 18 months. We will also seek an order from the tribunal suspending the municipal declaration until final resolution. We are advised that this process would take four to six months. The earliest we would otherwise intend to drill in this area would be June 2000.


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

Environmental penalties


         On June 8, 1998 the Ministry of Environment required our subsidiary, GHK Company Colombia, to perform some remedial works on the El Segundo 6-E location and access road. GHK Company Colombia performed the works, and thereafter reported to the Ministry of Environment that all the works had duly been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8, 1999 GHK Company Colombia filed all the documentation which confirmed total compliance to the requirements. Although we cannot be certain, we do not expect any fines or penalties to be imposed in connection with the alleged El Segundo 6-E environmental violations.


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


    We are obligated to conduct seismic operations on the Rosablanca and Montecristo blocks during 1999 and the first quarter of 2000 at a net cost of $2.1 million.


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

COLOMBIA


         In 1995, we acquired a 15% interest in the Dindal and Rio Seco association contracts through our participation in El Segundo 1-E, the Guaduas field discovery well. In 1996, we acquired an additional 36.7% in the Dindal and Rio Seco association contracts in exchange for the issuance of our common shares valued at $153.1 million in the aggregate at that time. In 1997, we acquired an additional 6% in the Dindal and Rio Seco association contracts in exchange for the issuance of our common shares valued at $18.6 million in the aggregate at that time. From inception through September 30, 1999, we had cash expenditures for the exploration of oil and gas properties of $92.8 million.


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