Form 10-Q
period 2000-03-31
SEVEN SEAS PETROLEUM INC
filed 2000-05-15
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

    Yes  X   No
       ----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 10, 2000 there were 37,833,420 shares of the registrant's common shares, no par value per share, outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                  PAGE
        (DEVELOPMENT STAGE ENTERPRISE)

  Item 1.  Condensed Consolidated Balance Sheets as of March
           31, 2000 (Unaudited) and December 31, 1999 ........................................  3

           Condensed Statements of Consolidated Operations and Accumulated
           Deficit for the three months ended March 31, 2000 and 1999 and the
           Cumulative Total from Inception (February 3, 1995) to March 31, 2000
           (Unaudited) .......................................................................  4

           Condensed Statements of Consolidated Cash Flows for the three months ended March 31, 2000 and 1999 and the Cumulative Total from Inception
           (February 3, 1995) to March 31, 2000 (Unaudited) ..................................  5

           Notes to Condensed Consolidated Financial Statements (Unaudited) ..................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................................. 11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........................ 16

PART II. OTHER INFORMATION.................................................................... 17

  Item 6.  Exhibits and Reports on Form 8-K .................................................. 17


                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2000               1999
                                                                                          --------------    --------------
                                               ASSETS                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                            $       17,380    $       22,447
     Restricted short-term investments                                                            13,487            13,312
     Accounts receivable                                                                           7,237             9,821
     Interest receivable                                                                              68               243
     Inventory                                                                                       764               764
     Prepaids and other                                                                              230               288
                                                                                          --------------    --------------
                                                                                                  39,166            46,875

Notes receivable from employees                                                                      315               435
Restricted long-term investments                                                                   6,476             6,391
Land                                                                                               1,065             1,065
Evaluated oil and gas interests, full-cost method, net of accumulated depletion of               100,682            96,244
     $768 at March 31, 2000 and $764 at December 31, 1999
Unevaluated oil and gas interests, full-cost method                                              105,814           105,725
Fixed assets, net of accumulated depreciation of $773 at March 31, 2000
     and $669 at December 31, 1999                                                                   986             1,060
Other assets, net of accumulated amortization of $1,219 at March 31, 2000
     and $1,068 at December 31, 1999                                                               3,135             3,287
                                                                                          --------------    --------------
TOTAL ASSETS                                                                              $      257,639    $      261,082
                                                                                          ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                     $        3,144    $        7,917
     Interest payable                                                                              5,156             1,719
     Other accrued liabilities                                                                       776                78
                                                                                          --------------    --------------
                                                                                                   9,076             9,714
Long-term debt                                                                                   110,000           110,000
Deferred income taxes                                                                             24,794            24,794
Minority interest
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital -
     Authorized unlimited common shares without par value and 37,833,420 and
     37,833,420 issued and outstanding common shares
     at March 31, 2000 and December 31, 1999, respectively                                       225,805           225,805
     Authorized unlimited Class A preferred shares without par value                                  --                --
Deficit accumulated during development stage                                                    (112,036)         (109,231)
Treasury stock, 29 shares held at March 31, 2000 and December 31, 1999                                --                --
                                                                                          --------------    --------------
Total Stockholders' Equity                                                                       113,769           116,574
                                                                                          --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $      257,639    $      261,082
                                                                                          ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited, In thousands, except share data)


                                                                                        TOTAL FROM
                                                                                        INCEPTION
                                                                                       (FEBRUARY 3,
                                                       THREE MONTHS ENDED MARCH, 31      1995) TO
                                                       ----------------------------      MARCH 31,
                                                           2000            1999            2000
                                                       ------------    ------------    ------------

REVENUE
  Crude oil sales ..................................   $         16    $         90    $      3,306
  Interest income ..................................            552             906           8,666
                                                       ------------    ------------    ------------
                                                                568             996          11,972
EXPENSES
  General and administrative .......................          2,453           1,791          32,137
  Oil and gas operating expenses ...................            602             145           5,195
  Depletion, depreciation and amortization .........            261             255           3,057
  Writedown of proved oil & gas properties .........             --              --         129,789
  Gain (Loss) on sale of exploration properties ....             --              --             124
  Dry hole and abandonment costs ...................             --              --           1,145
  Geological and geophysical .......................             --              --              47
  Other (income) expense ...........................             57              16            (101)
                                                       ------------    ------------    ------------
                                                              3,373           2,207         171,393
NET LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST .........................................         (2,805)         (1,211)       (159,421)
INCOME TAX PROVISION (BENEFIT) .....................             --               6         (45,656)
                                                       ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST ..................         (2,805)         (1,217)       (113,765)
MINORITY INTEREST ..................................             --             113           1,729
                                                       ------------    ------------    ------------
NET LOSS ...........................................         (2,805)         (1,104)       (112,036)
                                                       ------------    ------------    ------------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  period ...........................................       (109,231)       (102,442)             --
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of period .................   $   (112,036)   $   (103,546)   $   (112,036)
                                                       ============    ============    ============
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE ............................................   $      (0.07)   $      (0.03)   $      (4.21)
                                                       ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ......................................     37,833,420      37,778,420      26,615,427
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)


                                                                                                             CUMULATIVE
                                                                                                             TOTAL FROM
                                                                                                             INCEPTION
                                                                                                            (FEBRUARY 3,
                                                                                                              1995) TO
                                                                            THREE MONTHS ENDED MARCH 31,      MARCH 31,
                                                                           ----------------------------    -------------
                                                                                2000            1999            2000
                                                                           ------------    ------------    ------------

  OPERATING ACTIVITIES
       Net loss                                                            $     (2,805)   $     (1,104)   $   (112,036)
       Add (subtract) items not requiring (providing) cash:
       Compensation expense                                                          --              --           2,140
       Minority interest                                                             --            (113)         (1,729)
       Common stock contribution to 401(k) retirement plan                           --              --              79
       Depletion, depreciation and amortization                                     261             255           3,062
       Writedown of proved oil & gas properties                                      --              --         129,789
       Gain (loss) on sale of exploration property                                   --              --             124
       Dry hole and abandonment costs                                                --              --           1,140
       Gain on sale of marketable securities                                         --              --              (6)
       Deferred income tax benefit                                                   --              --         (45,665)
       Amortization of investments                                                 (260)             41          (1,617)
       Changes in working capital excluding changes to cash and cash equivalents:
          Accounts receivable                                                     2,584          (1,372)         (4,975)
          Interest receivable                                                       175             123             (68)
          Inventory                                                                  --              27            (968)
          Prepaids and other, net                                                    58              71            (230)
          Accounts payable                                                       (3,499)         (2,856)          1,502
         Other accrued liabilities                                                  698             (46)          1,025
                                                                           ------------    ------------    ------------
  Cash Flow Used in Operating Activities                                         (2,788)         (4,974)        (28,433)
                                                                           ------------    ------------    ------------
  INVESTING ACTIVITIES
       Exploration of oil and gas properties                                     (2,369)         (8,379)       (102,582)
       Purchase of land                                                              --             (21)         (1,258)
       Purchase of investments                                                       --              --         (38,301)
       Proceeds from acquisition                                                     --              --             630
       (Payment to withdraw) proceeds from sale of property                          --              --             997
       Proceeds from sale of marketable securities                                   --              --              50
       Proceeds from sale of investments                                             --              --          19,955
       Notes receivable from employees                                              120              --            (315)
       Other asset additions                                                        (30)           (140)         (2,025)
                                                                           ------------    ------------    ------------
  Cash Flow Used in Investing Activities                                         (2,279)         (8,540)       (122,849)
                                                                           ------------    ------------    ------------
  FINANCING ACTIVITIES
       Proceeds from special warrants issued                                         --              --          12,393
       Proceeds from share capital issued                                            --              --          15,466
       Proceeds from additional paid-in capital contributed                          --              --               1
       Proceeds from issuance of  long-term debt                                     --              --         135,000
       Costs of issuing long-term debt                                               --              --          (5,821)
       Contributions by minority interest                                            --           1,378          11,623
                                                                           ------------    ------------    ------------
  Cash Flow Provided by Financing Activities                                         --           1,378         168,662
                                                                           ------------    ------------    ------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (5,067)        (12,136)         17,380
  Cash and cash equivalents, beginning of period                                 22,447          38,147              --
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     17,380    $     26,011    $     17,380
                                                                           ============    ============    ============



Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $3.4 million and $3.4 million for the three month periods ended March 31, 2000 and 1999, respectively. Such amounts were capitalized during the respective periods.

    Cash paid for interest for the three month periods ended March 31, 2000 and 1999 was zero and zero, respectively.

   The Company paid zero and zero for estimated income taxes during the three month periods ended March 31, 2000 and 1999, respectively.

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

ACTIVITY TO DATE

    As of March 31, 2000, the Company has spent $242.2 million to acquire and $76.6 million to delineate the reserve potential of the Guaduas field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of March 31, 2000, the Guaduas Field had produced a cumulative volume of approximately 793,000 barrels of oil during various testing procedures. Except for additional production testing for further reservoir evaluation and any production planned to be trucked, continuous production of the Guaduas field will not commence prior to installation of the necessary production facilities and pipeline.

     Since inception through March 31, 2000, the Company incurred cumulative losses of $112.0 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

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

SCENARIOS

    Should commerciality be declared by Ecopetrol, the Company will be required to fund its share of the costs necessary for the development of the Guaduas field, the construction of the production facilities and pipeline and continued exploration under the Association Contracts. If Ecopetrol rejects commerciality and the Company were to proceed on a sole-risk basis, Seven Seas, along with its partners, would be required to fund 100% of the aforementioned costs. Instead of proceeding on a sole-risk basis, the Company may attempt to negotiate a modified commerciality agreement with Ecopetrol which might entail trucking operations, delayed construction of the production facilities and pipeline and continued exploration under the Association Contracts. Under any scenario, the continued development of the Company's evaluated properties and evaluation of its unevaluated properties is expected to require additional capital which the Company may be required to raise through debt or equity financing, encumbering properties or entering into arrangements whereby certain costs will be paid by others to earn an interest in the property. If the Company is unsuccessful or delayed in its exploration and development plan, constructing production and transportation facilities, increasing its proved reserves or realizing future production from its properties, the Company may be unable to pay existing or future debt or meet operating cash flow requirements and the recoverability and classification of asset carrying amounts or the amount and classification of liabilities may be impacted.

CAPITAL AVAILABILITY AND LIQUIDITY

    As of March 31, 2000, the Company had unrestricted cash and cash equivalents of $17.4 million and commitments under existing oil and gas agreements of $4.2 million for the remainder of 2000. Management believes that it has adequate cash resources to fund its existing commitments and operating needs during 2000. However, if available capital is utilized as contemplated by the current strategy, the Company will have to seek additional financing for operations, including further exploratory drilling to extend the area of the Guaduas field and to test the deeper formations of the subthrust structure on the Dindal association contract area. Under the terms of the Company's $110 million senior notes, an additional $25 million of indebtedness could be incurred which would be secured and senior to the existing $110 million senior notes. The Company is also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests.

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

    The unaudited, condensed consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Certain reclassifications have been made to prior years amounts to conform to current reporting practices.

3. OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for the quarters ended March 31, 2000 and 1999 and by geographic area is shown below (In thousands):


                                                                                 OTHER
                                                      UNITED                    FOREIGN
                                          CANADA      STATES      COLOMBIA       AREAS        TOTAL
                                         ---------   ---------    ---------    ---------    ---------

Three months ended March 31, 2000
  Revenues ...........................   $     531   $       3    $      34    $      --    $     568
  Operating Income (Loss) ............           2        (778)      (2,017)         (12)      (2,805)
  Capital Expenditures ...............          --          30        1,092           --        1,122
  Identifiable Assets ................      67,300         958      189,300           81      257,639
  Depletion, Depreciation and ........         152          82           27           --          261
Amortization
Three months ended March 31, 1999
  Revenues ...........................   $     895   $       3    $      98    $      --    $     996
  Operating Income (Loss) ............         507        (949)        (754)         (15)      (1,211)
  Capital Expenditures ...............          --          34        5,070           --        5,104
  Identifiable Assets ................      82,073       1,207      193,732          501      277,513
  Depreciation and Amortization ......         152          83           20           --          255

4. CONTINGENCIES

COLOMBIAN FOREST RESERVE

    Inderena, the predecessor to the current Ministry of Environment, declared a forest reserve in the 1980's aimed at preserving a large part of the San Francisco river basin in an area that includes a portion of the Dindal and Rio Seco Association Contracts. The existence of this reserve may make obtaining permits for drilling wells and building facilities more difficult, but does not preclude oil and gas activity. In fact, the company was granted an environmental permit and drilled the Escuela 1 well within this area in 1993. More recently, the Guaduas municipality has, independently of the Ministry of Environment, declared a forest reserve in the same area. This latest reserve proclamation prohibits drilling. Colombian counsel has advised us that the Municipal Council lacks the authority to regulate the use of the subsoil and prohibit oil exploration activity.

    The Company has proposed to the municipality and the environmental authorities to use the Land Use Plan, that shall define the land use preferences for the next nine years and that is currently being prepared, to resolve the illegality and inconveniences created by the municipality declaration. The Land Use Plan must derogate the municipality forest reserve and limit itself to comply with the Inderena reserve prior declaration.

    We have been discussing this matter with representatives of the municipal council and the mayor. In the event we do not obtain satisfactory results, we have also engaged Colombian counsel to proceed before appropriate tribunal to have the municipal declaration ruled invalid. We are advised that the solution via the Land Use Plan could take from three to five months and the judicial solution could take from one and a half to two years for the time we file suit.

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

ENVIRONMENTAL PENALTIES

    On June 8, 1998, the Ministry of Environment required our subsidiary, GHK Company Colombia, to perform some remedial work on the El Segundo 6-E location and access road. GHK Company Colombia performed the work, and thereafter reported to the Ministry of Environment that all the work had been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8, 1999, GHK Company Colombia filed all the documentation, which confirmed total compliance to the requirements.

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

SURFACE LOCATION

    A lawsuit has been filed by the landowners for the El Segundo 1 surface location to cancel our surface lease. Our Colombian legal counsel has advised us that, on the basis of the claims asserted, we should win the lawsuit. We responded to this claim on November 4, 1999; and we plan to vigorously defend this claim.

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

    In the first quarter of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which clarifies the application of APB 25 for certain issues associated with accounting for the issuance or subsequent modification of stock compensation and is effective July 1, 2000. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. In January and November, 1999, the Company repriced certain employee stock options for 706,000 share of stock at a weighted average exercise price of $14.47 to a new exercise price of $9.00 through the cancellation of existing options and issuance of new options at or above current market prices. This repricing may result in the recognition of compensation expense upon adoption of the Interpretation in the third quarter of 2000. Subsequent to the adoption of the interpretation, the Company may be required to record the effects of the changes in its stock price and the corresponding intrinsic value of the repriced options in its results of operations as compensation expense. The amount of compensation expense, if any, which will be recognized upon adoption on July 1, 2000 cannot be determined until that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                    OVERVIEW

    Our principal asset is a 57.7% interest (before participation by Ecopetrol) in the Dindal and Rio Seco association contracts. As of December 31, 1999, Ryder Scott Company Petroleum Consultants estimated total proved recoverable reserves for the Guaduas field of 154.0 million barrels of oil, of which 34.9 million barrels of oil were attributable to our interest.

    Our current plans for the use of available capital are set forth under "-- Go Forward Strategy." Whether we can achieve our objectives on schedule and with our existing capital resources depends on a number of factors, many of which are not within our control. Factors include timely environmental permitting, securing pipeline rights of way, obtaining Ecopetrol's agreement to commerciality under the association contracts, timely payments by the association contract partners of their share of these costs and the market price of oil field equipment and services. If we experience delays or cost overruns, which are considered possible, we will seek other sources of financing, including project financing, industry joint ventures or arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing. Another alternative is the formation of a separate company to construct the Guaduas pipeline. This company would be owned and financed by third parties and we would likely have little or no equity in it. This would require us to pay only a per barrel tariff on the oil transported through the pipeline and none of the capital expenditures that are currently budgeted by us for the construction of the pipeline.

                               GO FORWARD STRATEGY

    As of May 15, 2000, we have not yet received a decision on commerciality, the global operating license or the environmental pipeline permit. As a result, we will miss our target of late-2000 for beginning the early pipeline production, which was estimated to provide production ranging from 20,000 Bbls/d to 30,000 Bbls/d. However, provided (1) Ecopetrol approves commerciality, (2) we receive the global operating license and environmental pipeline permit, and (3) we obtain sufficient financing to pay our share of the costs, we estimate we will commence transporting Guaduas field oil production through the pipeline approximately 12 months from the date Ecopetrol approves our request for commerciality and we receive the global operating license and environmental permit. We call this outcome Scenario 1. This scenario could cost approximately $90 million, or $25 million net to Seven Seas.

    If Ecopetrol does not approve our request for commerciality, our next step will be to decide, together with our association contract partners, if we want to develop the Guaduas field as originally proposed on a sole-risk basis. This decision will depend on whether we can timely meet the increased capital requirements for the sole-risk development of the Guaduas field and pipeline. This sole-risk outcome is Scenario 2. Under the sole-risk provision, the associates would be permitted to develop the Guaduas field as proposed in our request for commerciality by paying 100% of the development costs, thereby retaining all revenues from production after the 20% royalty reduction. Ecopetrol can start to participate at any time subject to our right to 200% reimbursement of prior costs. A decision to proceed on a sole-risk basis could cost approximately $90 million, or $50 million net to Seven Seas.

    If Ecopetrol rejects our request for commerciality and we decide not to proceed with the development on a sole-risk basis, we expect to pursue Scenario 3 in which we would negotiate a modified commerciality decision with Ecopetrol. A modified commerciality plan would likely consist of a development plan similar to that of Increment I trucking, as described in our 1998 Form 10-K, and would result in a postponement of a final decision on the construction of a pipeline. This scenario will likely produce cash flow for Seven Seas that, depending on oil prices, will fund our annual overhead. If we proceed under this scenario, our immediate priority would be to use our existing cash resources to test the underlying formations of the subthrust structure on the Dindal association contract area and to further explore the Rio Seco and Dindal association contract areas to increase the reserves of the shallow Guaduas field. This strategy can possibly be funded with our existing cash resources. However, under this scenario, we would immediately seek additional financing as discussed below in "Financing the Go Forward Strategies."

    Some of the advantages to Scenario 3 that would offset the cost of delay in pipeline production are:

    o Due to our limited cash resources, it is not likely that we would be able to develop the Guaduas field as we proposed in our request for commerciality (i.e. construct a pipeline and facilities for 20,000 to 30,000 Bbls/d production) and pursue an aggressive exploration strategy at the same time. Under Scenario 3, we would be able to test the full potential of the Rio Seco and Dindal association contract areas sooner than under Scenarios 1 and 2.

    o If any of the exploration wells that are scheduled to be drilled by Sipetrol and Texaco on areas adjacent to those of the Rio Seco and Dindal association contracts and/or either of our two exploration wells (the subthrust and Tres Pasos 16 wells) we would drill under this scenario are successful, we, and possibly Sipetrol and Texaco and their partners, would be able to build a pipeline better suited to the overall production capacity of the reserves established in the immediate region.

                       FINANCING THE GO FORWARD STRATEGIES

    If we spend our available capital resources as contemplated under Scenario 1, we will have to seek additional financing for future operations including exploratory drilling to test the deeper formations of the subthrust structure and extend the area of the Guaduas field. Production of 20,000 Bbls/d to 30,000 Bbls/d will require additional production facilities, construction of a pipeline and the expansion of oil production through successful development drilling of the shallow Cimarrona reservoir. We estimate these costs to be approximately $90 million, $25 million net to Seven Seas if Ecopetrol approves commerciality. Possible additional sources of financing for our commerciality strategy are:

    o   project financing of the pipeline;

    o industry joint ventures or other similar arrangements with industry service companies;

    o   commercial bank borrowing; and

    o   debt and equity financing.

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

                                     SUMMARY

    In summary, subject to obtaining the necessary financing, we believe that we will make substantial progress during the year 2000 toward accomplishing one of our previously mentioned scenarios:

    o In the event that Ecopetrol approves our commerciality request, we estimate we can achieve the early pipeline production of 20,000 to 30,000 Bbls/d within approximately 12 months from the date Ecopetrol approves our commerciality request, we receive the global operating license and environment pipeline permit, and secure financing.

    o In the event that Ecopetrol rejects our request for commerciality, we intend to proceed with one of the following two scenarios:

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

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

    We had working capital, net of restricted investments, of $16.6 million, including unrestricted cash and cash equivalents of $17.4 million as of March 31, 2000. Our non-discretionary capital commitments for the remainder of 2000 are approximately $4.2 million, of which $2.1 million will be spent to conduct seismic or substitute operations on the Rosablanca and Montecristo blocks. See also "-- Financing the Go Forward Strategies."

EQUITY AND FINANCING ACTIVITIES

    As of May 10, 2000, we had 37,833,420 common shares, no par value, outstanding, of which none are restricted. At March 31, 2000, we had outstanding $110.0 million of 12 1/2 % senior notes due May 15, 2005.

    Our activities from inception through March 31, 2000 were funded primarily by the proceeds from private placements of our securities, including our common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions include:

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

CAPITAL SPENDING

    From inception through March 31, 2000, we had cash expenditures for the exploration of oil and gas properties of $102.3 million. Our estimated capital expenditures assume that each of the associates in the association contracts approves and pays its proportionate share of capital expenditures.

              ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

The unaudited, condensed consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. No general and administrative costs were capitalized during 2000, 1999, and 1998. We capitalized interest of $3.4 million and $3.4 million for the quarters ended March 31, 2000 and 1999, respectively.

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

                     RESULTS OF DEVELOPMENT STAGE OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues from oil sales were $16,000 and $0.1 million for the quarters ended March 31, 2000 and 1999, respectively. Lease operating expenses were $0.6 million and $0.1 million for the quarters ended March 31, 2000 and 1999, respectively. The lease operating costs recorded during the quarter ended March 31, 2000 related to the long term testing program, primarily the El Segundo 4-E well. The revenue and costs for the quarter ended March 31, 1999 related to the testing of the Tres Pasos 1-W.

    Oil production in Colombia (net to us, including minority interest through June 30, 1999) of 1,185 barrels and 11,623 barrels for the quarters ended March 31, 2000 and 1999, respectively, pertaining solely to our share of oil produced from production testing, was sold to Refinerie del Nare at an average price of $13.76 per barrel in 2000 and $7.75 per barrel in 1999.

    Interest income was $0.6 million and $0.9 million for the quarters ended March 31, 2000 and 1999, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $2.5 million and $1.8 million for the quarters ended March 31, 2000 and 1999, respectively. The $0.7 million increase from 1999 to 2000 related to $0.8 million in severance payments, which were made in conjunction with personnel reductions associated with the Company's cost reduction plan that began in May 1999.

    Depletion, depreciation and amortization was $0.3 million and $0.3 million for the quarters ended March 31, 2000 and 1999, respectively.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of (1) the present value of future net revenues, using current unescalated pricing and discounted at 10% per annum from proved reserves and (2) the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. There was no write-down in 2000 or 1999.

    Seven Seas incurred net losses of $2.8 million and $1.1 million for the quarters ended March 31, 2000 and 1999, respectively.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


    (b) Reports on From 8-K

    None

    SIGNATURES

    Seven Seas Petroleum Inc.

    Date: May 15, 2000          By: Larry A. Ray Executive Vice President,
                                    Chief Operating Officer and Chief Financial
                                    Officer
                                    Sir Mark Thomson, Bt. President

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule

