Form 10-Q
period 2000-06-30
SEVEN SEAS PETROLEUM INC
filed 2000-08-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

    Commission File No. 0-22483

                                 ---------------

                            SEVEN SEAS PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

YUKON TERRITORY                                                     73-1468669
(State or other jurisdiction of  incorporation or organization)     (I.R.S. Employer Identification No.)

SUITE 1700, 5555 SAN FELIPE HOUSTON, TEXAS                         77056
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

As of August 10, 2000 there were 37,836,420 shares of the registrant's common shares, no par value per share, outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                   PAGE
(DEVELOPMENT STAGE ENTERPRISE)
  Item 1.  Condensed Consolidated Balance Sheets as of June 30, 2000
      (Unaudited) and December 31, 1999 ......................................    3

      Condensed Statements of Consolidated Operations and Accumulated
      Deficit for the six months and three months ended June 30,
      2000 and 1999 and the Cumulative Total from Inception (February
      3, 1995) to June 30, 2000 (Unaudited) ..................................    4

      Condensed Statements of Consolidated Cash Flows for the six months and three months ended June 30, 2000 and 1999 and the Cumulative
      Total from Inception (February 3, 1995) to June 30, 2000
      (Unaudited) ............................................................    5

      Notes to Condensed Consolidated Financial Statements (Unaudited) .......    6

  Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations ..................................................   11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........   18

PART II. OTHER INFORMATION ...................................................   18

  Item 6.  Exhibits and Reports on Form 8-K ..................................   18

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2000           1999
                                                                                 ---------    ------------
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                   $  11,840    $     22,447
     Short-term investments                                                          1,454              --
     Restricted short-term investments                                              13,304          13,312
     Accounts receivable                                                             6,364           9,821
     Interest receivable                                                                45             243
     Inventory                                                                         764             764
     Prepaids and other                                                                156             288
                                                                                 ---------    ------------
                                                                                    33,927          46,875

Notes receivable from employees                                                        215             435
Restricted long-term investments                                                        --           6,391
Land                                                                                 1,065           1,065
Evaluated oil and gas interests, full-cost method, net of accumulated
     depletion of $768 at June 30, 2000 and $764 at December 31, 1999              105,529          96,244
Unevaluated oil and gas interests, full-cost method                                106,814         105,725
Fixed assets, net of accumulated depreciation of $874 at June 30, 2000
     and $669 at December 31, 1999                                                     925           1,060
Other assets, net of accumulated amortization of $1,371 at June 30,
2000 and $1,068 at December 31, 1999                                                 2,984           3,287
                                                                                 ---------    ------------
TOTAL ASSETS                                                                     $ 251,459    $    261,082
                                                                                 =========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $   1,884    $      7,917
     Interest payable                                                                1,719           1,719
     Other accrued liabilities                                                         821              78
                                                                                 ---------    ------------
                                                                                     4,424           9,714
Long-term debt                                                                     110,000         110,000
Deferred income taxes                                                               24,794          24,794
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital
     Authorized unlimited common shares without par value, 37,836,420 and 37,833,420 issued and outstanding common shares at June 30, 2000
     and December 31, 1999, respectively                                           225,807         225,805
     Authorized unlimited Class A preferred shares without par value                    --              --
Deficit accumulated during development stage                                      (113,566)       (109,231)
Treasury stock, 29 shares held at June 30, 2000 and December 31, 1999                   --              --
                                                                                 ---------    ------------
Total Stockholders' Equity                                                         112,241         116,574
                                                                                 ---------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 251,459    $    261,082
                                                                                 =========    ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
          STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited, In thousands, except share data)

                                                                                                                       CUMULATIVE
                                                                                                                       TOTAL FROM
                                                                                                                       INCEPTION
                                                                                                                      (FEBRUARY 3,
                                                                                                                       1995) TO
                                                        SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,       JUNE 30,
                                                          2000            1999            2000            1999            2000
                                                      ------------    ------------    ------------    ------------    ------------
REVENUE
    Crude oil sales                                   $         16    $        185    $         --    $         95    $      3,306
    Interest income                                          1,006           1,698             454             792           9,120
                                                      ------------    ------------    ------------    ------------    ------------
                                                             1,022           1,883             454             887          12,426

EXPENSES
    General and administrative                               3,733           4,624           1,280           3,054          33,417
    Oil and gas operating expenses                             954           1,511             352           1,145           5,547
    Depletion, depreciation and amortization                   513             514             252             259           3,309
    Writedown of proved oil & gas properties                    --              --              --              --         129,789
    Loss (Gain) on sale of exploration properties               --             670              --             670             124
    Dry hole and abandonment costs                              --              --              --              --           1,145
    Geological and geophysical                                  --              --              --              --              47
    Other (income) expense                                     157              22             100               6              (1)
                                                      ------------    ------------    ------------    ------------    ------------
                                                             5,357           7,341           1,984           5,134         173,377

NET LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST                                   (4,335)         (5,458)         (1,530)         (4,247)       (160,951)
                                                      ------------    ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                                              --              20              --              14         (45,656)

NET LOSS BEFORE MINORITY INTEREST                           (4,335)         (5,478)         (1,530)         (4,261)       (115,295)
                                                      ------------    ------------    ------------    ------------    ------------

MINORITY INTEREST                                               --             593              --             480           1,729
                                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                                              $     (4,335)   $     (4,885)   $     (1,530)   $     (3,781)   $   (113,566)
                                                      ============    ============    ============    ============    ============

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE,
   BEGINNING OF PERIOD                                    (109,231)       (102,442)       (112,036)       (103,546)             --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE,
   END OF PERIOD                                      $   (113,566)   $   (107,327)   $   (113,566)   $   (107,327)   $   (113,566)
                                                      ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $      (0.11)   $      (0.13)   $      (0.04)   $      (0.10)   $      (4.19)
                                                      ============    ============    ============    ============    ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                             37,834,431      37,806,072      37,834,431      37,833,420      27,126,932
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                           CUMULATIVE
                                                                                                           TOTAL FROM
                                                                                                           INCEPTION
                                                                                                          (FEBRUARY 3,
                                                                                                            1995) TO
                                                                           SIX MONTHS ENDED JUNE 30,        JUNE 30,
                                                                          ----------------------------    ------------
                                                                              2000            1999            2000
                                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
     Net loss                                                             $     (4,335)   $     (4,885)   $   (113,566)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                           --              --           2,140
     Minority interest                                                              --            (593)         (1,729)
     Common stock contribution to 401(k) retirement plan                            --              --              79
     Depletion, depreciation and amortization                                      513             514           3,314
     Writedown of proved oil & gas properties                                       --              --         129,789
     Gain (loss) on sale of exploration property                                    --             670             124
     Dry hole and abandonment costs                                                 --              --           1,140
     Gain on sale of marketable securities                                          --              --              (6)
     Deferred income tax benefit                                                    --              --         (45,665)
     Amortization of investments                                                  (476)           (695)         (1,833)
     Changes in working capital excluding changes to cash and cash equivalents:
        Accounts receivable                                                      3,457           2,418          (4,102)
        Interest receivable                                                        198             354             (45)
        Inventory                                                                   --              (9)           (968)
        Prepaids and other, net                                                    132             121            (156)
        Accounts payable                                                        (4,430)         (2,823)            571
       Other accrued liabilities                                                   743            (233)          1,070
                                                                          ------------    ------------    ------------
Cash Flow Used in Operating Activities                                          (4,198)         (5,161)        (29,843)
                                                                          ------------    ------------    ------------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                                     (11,982)        (18,135)       (112,195)
     Purchase of land                                                               --              --          (1,258)
     Purchase of investments                                                    (1,454)             --         (39,755)
     Proceeds from acquisition                                                      --              --             630
     (Payment to withdraw) proceeds from sale of property                           --            (250)            997
     Proceeds from sale of marketable securities                                    --              --              50
     Proceeds from sale of investments                                           6,875          13,080          26,830
     Notes receivable from employees                                               220            (235)           (215)
     Other asset additions                                                         (70)           (191)         (2,065)
                                                                          ------------    ------------    ------------
Cash Flow Used in Investing Activities                                          (6,411)         (5,731)       (126,981)
                                                                          ------------    ------------    ------------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                          --              --          12,393
     Proceeds from share capital issued                                              2              --          15,468
     Proceeds from additional paid-in capital contributed                           --              --               1
     Proceeds from issuance of  long-term debt                                      --              --         135,000
     Costs of issuing long-term debt                                                --              --          (5,821)
     Contributions by minority interest                                             --           1,386          11,623
                                                                          ------------    ------------    ------------
Cash Flow Provided by Financing Activities                                           2           1,386         168,664
                                                                          ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (10,607)         (9,506)         11,840
Cash and cash equivalents, beginning of period                                  22,447          38,147              --
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     11,840    $     28,641    $     11,840
                                                                          ============    ============    ============

Supplemental disclosures of cash flow information:
    The Company incurred interest costs of $6.9 million and $6.9 million for the six-month periods ended June 30, 2000 and 1999, respectively. Such amounts were capitalized during the respective periods.

    Cash paid for interest for the six month periods ended June 30, 2000 and 1999 was $6.9 million and $6.9 million, respectively.

    The Company paid zero and zero for estimated income taxes during the six-month periods ended June 30, 2000 and 1999, respectively.

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

ACTIVITY TO DATE

    As of June 30, 2000, the Company has spent $242.2 million to acquire and $78.0 million to delineate the reserve potential of the Guaduas field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of June 30, 2000, the Guaduas field had produced a cumulative volume of approximately 793,000 (273,000 barrels net to the Company) barrels of oil during various testing procedures. Except for additional production testing for further reservoir evaluation and any production planned to be trucked, continuous production of the Guaduas field will not commence prior to installation of the necessary production facilities and pipeline.

    Since inception through June 30, 2000, the Company incurred cumulative losses of $113.6 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

CURRENT STRATEGY

    In late May 2000, Ecopetrol advised us that it opted not to participate in the Guaduas field development at this time, and authorized us to proceed with the development of the field on a sole-risk basis. Proceeding on a sole risk basis will mean that Seven Seas, Sipetrol, and Cimarrona LLC will pay 100% of the development costs. We will also retain all revenues from production after the 20% Colombian royalty deduction. If we proceed on a sole-risk basis, Ecopetrol can still participate in development, at any time, but that right is subject to our right to 200% reimbursement of any costs we incur after Ecopetrol's original decision not to participate in the field's development.

    The Company's future plans are dependent, among other factors, on the receipt of various permits and licenses from ministries of the Colombian national government and local authorities and the availability of transportation on third party pipelines.

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

CAPITAL AVAILABILITY AND LIQUIDITY

    As of June 30, 2000, the Company had unrestricted cash and short-term investments of $13.3 million and commitments under existing oil and gas agreements of $3.2 million for the remainder of 2000. Management believes that it has adequate cash resources to fund its existing commitments and operating needs during 2000. However, if available capital is utilized as contemplated by the current strategy, the Company will have to seek additional financing for operations, including further exploratory drilling to extend the area of the Guaduas field and to test the deeper formations of the subthrust structure on the Dindal association contract area. Under the terms of the Company's $110 million senior notes, general indebtedness that can be senior to our senior notes not exceeding the greater of a) $25 million, or b) the sum of 100% of our cash and cash equivalents, 100% of our receivable from Ecopetrol, and 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities Exchange Commission. The Company is also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests.

    Funds sufficient to meet interest payments for three years of the $110 million senior notes were placed into escrow upon issue of the senior notes. The final interest payment under this escrow arrangement is May 2001. Seven Seas cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. The Company has suffered recurring losses from operations, has an accumulated deficit, has not generated positive cash flow from operations, has significant unproved property balances, is nearing the end of the exploration phase of its association contracts, is dependant on the actions of Ecopetrol, and will likely require additional capital to execute its business plans.

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

    The unaudited, condensed consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Certain reclassifications have been made to prior years amounts to conform to current reporting practices.

3. OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for the six months ended June 30, 2000 and 1999 and by geographic area is shown below (In thousands):

                                                                                    OTHER
                                                        UNITED                     FOREIGN
                                          CANADA        STATES       COLOMBIA       AREAS         TOTAL
                                        ----------    ----------    ----------    ----------    ----------
Six months ended June 30, 2000
  Revenues ..........................   $      974    $        6    $       42    $       --    $    1,022
  Operating Income (Loss) ...........         (217)       (1,370)       (2,734)          (14)       (4,335)
  Capital Expenditures ..............           --            70         3,503            --         3,573
  Identifiable Assets ...............       60,710           900       189,768            81       251,459
  Depletion, Depreciation and
   Amortization .....................          303           160            50            --           513
Six months ended June 30, 1999
  Revenues ..........................   $    1,629    $        6    $      248    $       --    $    1,883
  Operating Income (Loss) ...........          743        (1,668)       (3,847)         (686)       (5,458)
  Capital Expenditures ..............           --            57         7,856           250         8,163
  Identifiable Assets ...............       74,068         1,147       183,402            81       258,698
  Depreciation and Amortization .....          303           167            44            --           514

Three months ended June 30, 2000
  Revenues......................         $     442    $        3    $        9    $       --    $      454
  Operating Income (Loss).......              (219)         (591)         (716)           (3)       (1,529)
  Capital Expenditures..........                --            39         2,411            --         2,450
  Identifiable Assets...........            60,710           900       189,768            81       251,459
  Depletion, Depreciation and                  151            79            23            --           253
Amortization....................
Three months ended June 30, 1999
  Revenues......................         $     734    $        3    $      150    $       --    $      887
  Operating Income (Loss).......               235          (719)       (3,094)         (671)       (4,249)
  Capital Expenditures..........                --            24         2,786           250         3,060
  Identifiable Assets...........            74,068         1,147       183,402            81       258,698
  Depreciation and Amortization.               151            85            23            --           259


4. CONTINGENCIES

COLOMBIAN FOREST RESERVE

         The Guaduas municipality has, independently of the Colombian Ministry of Environment, declared a forest reserve in an area that includes a portion of the Guaduas field. This reserve would prohibit drilling. Colombian counsel has advised us that the right to declare forest reserves is the exclusive right of the Ministry of Environment.

         Seven Seas has proposed to the municipality and the environmental authorities that the Land Use Plan be used to resolve the illegality and inconveniences created by the municipality declaration. The Land Use Plan, which is proposed by the Mayor of Guaduas and approved by the City Counsel, defines, in the medium and long term, a municipal and district land use model, indicating its basic structure and the territorial actions necessary for its proper organization. The plan is still being prepared and will define the land use preferences for the next nine years. Once complete, the Land Use Plan will be conducted from both a land planning and a soil management perspective.

         In order to eliminate the difficulties posed by the municipality's declared forest reserve, under the Land Use Plan the municipality forest reserve must be dismissed and the Plan itself must be limited to mandating compliance with the prior reserve declaration made by Inderena, the predecessor to the current Ministry of Environment. The prior reserve declaration by Inderena includes an area that encompasses a portion of the Dindal and Rio Seco association contracts, but it does not preclude oil and gas activity.

         We have been discussing this matter with representatives of the municipal council and the mayor. We have also engaged Colombian counsel to proceed before an appropriate tribunal to have the municipal declaration ruled invalid. We are advised that the resolution using the Land Use Plan could take from three to five months and the judicial resolution could take from 18 months to two years.

         The forest reserve includes approximately 6,250 acres of our 109,000 total acreage under the Rio Seco and Dindal association contracts. However, none of our proved oil and gas reserves or our initial test wells of the deeper subthrust structure should be affected by the forest reserve. Further, the existence of the forest reserve should not impede our development of the shallow Cimarrona reservoir of the Guaduas field.

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

CONTRACT AREA

    The Dindal Association Contract was issued in March 1993 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields and a five kilometer buffer zone, required at the end of the sixth year of the Association Contract. The exploration period under the Dindal Association Contract will be extended to September 23, 2000, since the Associates committed to an additional $2.0 million of exploration work in accordance with the memorandum of understanding signed with Ecopetrol in September 1999. In September 2000, we must relinquish 50% of the contract area or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field or negotiate another one year extension by committing to additional exploration work, if applicable.

    The Rio Seco Association Contract was issued in August 1995 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Association Contract. The exploration period under the Rio Seco Association Contract ends in August 2001. We are obligated to drill one additional exploratory well before the exploration period ends.

    Seven Seas is discussing with Ecopetrol the substitution of a well in the Rosablanca Association Contract area for the second year seismic obligation in the Montecristo Association Contract area. If acceptable to Ecopetrol, the Montecristo Association Contract area would be relinquished. Results from the well would dictate whether the Rosablanca Association Contract area would be relinquished or another well would be drilled in order to fulfill the third year work obligation on the Rosablanca Association Contract.

SURFACE LOCATION

    A lawsuit has been filed by the landowners of the El Segundo 1 surface location to cancel our surface lease. Our Colombian legal counsel, Gamba, Barrera, Arriaga y Asociados, has advised us that, on the basis of the claims asserted, we should win the lawsuit. We responded to this claim on November 4, 1999, and plan to vigorously defend this claim.

NOTEHOLDER CLAIM

    A claim has been brought against Seven Seas by one of the noteholders in connection with the Special Notes issued on August 7, 1997. The claim, which is against Seven Seas and Yorkton Securities Inc., alleges that the noteholder was not initially advised of the right of Seven Seas to convert the debentures into units of common shares and warrants. The claim also alleges that there were errors in the methodology of effecting conversion pursuant to the indenture between Seven Seas and Montreal Trust Company of Canada dated August 7, 1997 such that the conversion was not effective. The plaintiff in the claim is seeking damages against Seven Seas in the amount of $340,000 for negligent misrepresentation and breach of contract or alternatively, for an order directing Seven Seas to exchange the units currently held by the plaintiff into a note in the amount of $340,000 payable on July 24, 2002 with interest payable thereon at a rate of 6% per annum or directing Seven Seas to reimburse the plaintiff in the amount of $340,000 for the purchase price of the Special Notes. Seven Seas believes it has meritorious defenses and intends to take appropriate steps to defend the action vigorously.

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

    Statement No. 133, as amended by Statements No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. Statement No. 133, as amended, will not currently impact the Company's disclosure or reporting.

    In the first quarter of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which clarifies the application of APB 25 for certain issues associated with accounting for the issuance or subsequent modification of stock compensation and is effective July 1, 2000. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. In January and November, 1999, the Company repriced certain employee stock options for 706,000 shares of stock at a weighted average exercise price of $14.47 to a new exercise price of $9.00 through the cancellation of existing options and issuance of new options with exercise prices at or above current market prices. Upon adoption of this statement on July 1, 2000, the exercise price of the repriced options exceeded the Company's stock price resulting in no compensation expense to be recognized over future periods. Subsequent to the adoption of the Interpretation, the Company may be required to record the effects of the changes in its stock price and the corresponding change in intrinsic value of the repriced options in its results of operations as compensation expense.

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

    Our current plans for the use of available capital are set forth under "-- Go Forward Strategy." Whether we can achieve our objectives on schedule and with our existing capital resources depends on a number of factors, many of which are not within our control. Factors include timely environmental permitting, securing pipeline rights of way, timely payments by the association contract partners of their share of these costs and the market price of oil field equipment and services. We will seek other sources of financing, including project financing, industry joint ventures or arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing.

GO FORWARD STRATEGY

         In late May 2000, Ecopetrol informed us that it elected not to participate in the development of the Guaduas field at this time and authorized us to proceed with development on a sole-risk basis. In our 1999 Form 10-K, we outlined three scenarios under which we planned to proceed to develop the Guaduas field, depending on Ecopetrol's decision on commerciality. Briefly, the three scenarios were as follows:

Scenario 1 - Ecopetrol elects to participate in the development of the Guaduas field

         Provided that we (1) received the global operating license and the environmental pipeline permit, and (2) were able to secure financing for our share of the development costs under Scenario 1, we estimated that we would begin transporting Guaduas field oil production through a pipeline approximately 12 months from the date Ecopetrol approved our commerciality request.

Scenario 2 - Ecopetrol does not elect to participate in the development of the Guaduas field at that time and authorizes us to proceed with the development on a sole-risk basis

         In this scenario, Seven Seas and our association contract partners would pay 100% of the development costs and retain all revenues from production after the 20% Colombian royalty deduction. Ecopetrol would have the right to start participating in development at any time, subject to our right to 200% reimbursement of our post-commerciality development costs. (When we say "post-commerciality," we mean after the date on which Ecopetrol informed us of its decision whether to begin paying 50% of the development costs or to allow us to proceed on a sole-risk basis.)

         To put the Guaduas field on pipeline production at 25,000 Bbls/d on a sole-risk basis, could cost the partners approximately $61.6 million over the course of one year or more, or $35.6 million net to Seven Seas. Of the $61.6 million, approximately $29.7 million would be for additional development wells, $10.5 million for production facilities, and $21.4 million for a pipeline.

Scenario 3 - Ecopetrol does not elect to participate in developing the Guaduas field and Seven Seas and our partners elect not to proceed on a sole-risk basis, choosing instead to negotiate a modified agreement with Ecopetrol

         This scenario would likely consist of a development plan similar to Increment I trucking, as described in our 1998 Form 10-K, consisting of limited production transported to a local refinery by trucking, and could result in the postponement of a final decision on pipeline construction. Depending on oil prices, Scenario 3 could produce cash flow for Seven Seas that could fund our annual overhead. If we were to proceed under this scenario, our immediate priority would be to use our existing cash resources to test the underlying formations of the subthrust Dindal structure and to further explore the Rio Seco and Dindal association contract areas to increase the reserves of the shallow Guaduas field. We could possibly finance this strategy with our existing cash resources, but we would likely seek additional financing as discussed in "-- Financing the Go Forward Strategy."

Proceeding under Scenario 2

         Because Ecopetrol has informed us that it has elected not to participate in the development of the Guaduas field at this time, Scenario 1, described above, is no longer an option for us. Our next step is to determine, with our Dindal and Rio Seco association contract partners, how to proceed under Scenario 2. After determining how to proceed, we will have to finalize and refine our development plan and our budget. Once we have a refined development plan and a budget, we will attempt to secure financing for our share of the development costs. Our plans to proceed under Scenario 2 will be subject to:

                  o an agreement with our partners on how to proceed on a sole-risk basis, and

                  o our ability to secure financing for our share of the development costs.

         If Seven Seas and our association contract partners elect to proceed with the development of the Guaduas field on a sole-risk basis, but we are unable to finance all of our share of the development costs, we will seek to proceed with the construction of a pipeline and postpone most of the development drilling until we can pay our share of the development drilling out of cash flow from production. We can fund our share of the pipeline construction with our current working capital. Without any new development drilling, we expect the Guaduas field to produce approximately 10,000 Bbls/d, or 4,600 Bbls/d net to Seven Seas.

         If Seven Seas and our contract partners elect not to proceed with the development of the Guaduas field on a sole-risk basis, we will pursue Scenario 3.

         In addition to the plans to develop the Guaduas field under Scenario 2, we have tentative plans to drill the Tres Pasos 16 well on the west-side of the Guaduas field. Pursuant to our agreement with Ecopetrol, we plan to re-drill the El Segundo 6-E before September 2000.

         We also have tentative plans to begin drilling the subthrust exploration well in 2000 depending upon:

                  o the finalized and refined development plan and budget that we agree upon with our association contract partners for the Guaduas field,

                  o our ability to finance our share of the agreed development costs and the subthrust exploration well costs, and

                  o receiving a new contract from Ecopetrol that will provide more favorable contract terms for the subthrust Dindal prospect.

         In July 2000 we received the required environmental pipeline permit and the global operating license. In August 2000 the Colombian Ministry of Mines and Energy granted the final approval that was required for commercial production. Accordingly, during the first week in August 2000, we began producing from the Guaduas field.

FINANCING THE GO FORWARD STRATEGY

         If our partners agree with us to proceed under Scenario 2, we will have to seek additional financing for our share of the Guaduas field development costs, as well as for future operations, including exploratory drilling to test the deeper formations of the subthrust structure and extending the area of the Guaduas field. Sustained pipeline production of 20,000 Bbls/d to 30,000 Bbls/d will require additional development drilling of the shallow Cimarrona reservoir, additional production facilities and construction of a pipeline. We estimate these costs to be approximately $61.6 million, or $35.6 million net to Seven Seas over the course of one year or more. Possible additional sources of financing are:

                  o        project financing of the pipeline;

                  o industry joint ventures or other similar arrangements with industry service or supply companies;

                  o        commercial bank borrowing;

                  o        debt and equity financing; and

                  o        forward sale of oil.

         Under the terms of our $110 million senior notes, we are allowed to incur general indebtedness that can be senior to our senior notes not exceeding the greater of a) $25 million, or b) the sum of 100% of our cash and cash equivalents, 100% of our receivable from Ecopetrol, and 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities Exchange Commission. We could, for example, secure this additional indebtedness with our existing proved reserves. We are also allowed to borrow an additional $10 million for project financing, such as for the pipeline and production facilities.

         In our 1999 Form 10-K, we indicated that it will be difficult, but not impossible, for us to proceed "sole-risk" and finance the approximately $35.6 million needed to fund our net development costs. We believe we can proceed to develop the Guaduas field under Scenario 2 for the following reasons:

                  o The $35.6 million of development costs will be spread out over a period of one year or more;

                  o During the period in which we are incurring a portion of the $35.6 million development costs, we will be generating early cash flow by trucking from 4,000 Bbls/d to 6,000 Bbls/d; and

                  o To accommodate our financial needs, we can refine our development plan in such a way that we can increase production levels from the initial production rates of 4,000 to 6,000 barrels a day with limited capital requirements. We could, for instance, proceed with the construction of the pipeline and delay drilling any additional wells. With our current productive wells, a newly constructed pipeline, and additional production facilities, we estimate that we could produce approximately 10,000 Bbls/d, generating substantial cash flow to finance additional development drilling in years two and three of development.

         Provided we can secure financing timely, we will proceed to develop the Guaduas field as originally planned on a sole-risk basis, and estimate that we can drill additional wells and achieve pipeline production of between 20,000 Bbls/d to 30,000 Bbls/d within approximately 12 months from the date we agree to a development plan with the association contract partners and secure such financing. We cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

         We had working capital, net of restricted investments and related interest payable of $17.9 million, including unrestricted cash and short-term investments of $13.3 million as of June 30, 2000. Our non-discretionary capital commitments from June 30, 2000 are approximately $3.2 million, of which $1.0 million will be used to conduct seismic or substitute operations on the Rosablanca block to satisfy the second year work obligation on the Montecristo block. We also plan to use our available cash as set forth under "-- Financing the Go Forward Strategy."

Equity and financing activities

         As of August 10, 2000, we had 37,836,420 common shares, no par value, outstanding, of which none are restricted. At June 30, 2000, we had outstanding $110.0 million of 12 1/2% senior notes due May 15, 2005. In accordance with the terms of the senior notes, we were required to hold in a separate account or in escrow monies to provide for the first three years of interest payable under the senior notes. We purchased $13.5 million in U.S. government securities from the proceeds of the senior notes and deposited the securities in a segregated account. The amount deposited into the segregated account was enough to pay the first two interest payments. We also purchased and pledged $25 million of U.S. government securities to ensure payment of the four scheduled interest payments on the notes from November 15, 1999 through May 15, 2001. At June 30, 2000, after making four interest payments, we had $13.3 million in U.S. government securities remaining, which is sufficient to pay interest on the senior notes through May 2001.

         Our activities from inception through June 30, 2000 were funded primarily by the proceeds from private placements of our securities, including our common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions include:

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

         If our cash flow from operations is not sufficient to pay principal and interest on our debt when due, we would have to attempt to restructure or refinance the debt or sell assets to obtain funds.

Capital spending

         From inception through June 30, 2000, we had cash expenditures for the exploration of oil and gas properties of $112.2 million.

       Commitments

         Our non-discretionary capital commitments since June 30, 2000 are approximately $3.2 million, of which $2.0 million will be used to re-drill the El Segundo 6-E on the Guaduas field and $1.0 million to conduct seismic or substitute operations for the second year Montecristo block work obligation.

       Planned capital expenditures

         To put the Guaduas field on pipeline production at 25,000 Bbls/d, we estimate capital expenditures will total $61.6 million ($35.6 million net to Seven Seas). Additionally, we could drill exploration wells for an estimated $23.9 million ($13.1 net to Seven Seas).

         Our estimated capital expenditures assume that each of the associates in the association contracts approves and pays its proportionate share of capital expenditures.

       Debt service costs

         Under the terms of our 12 1/2% Senior Notes, we have to pay semi-annual interest payments of $6.9 million on May 15 and November 15. The $110 million in principal is due May 15, 2005.

ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

    The unaudited, condensed, consolidated financial statements included herein have been prepared by Seven Seas pursuant to the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Our exploration and development activities have not generated a substantial amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "Deficit accumulated during development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from our inception. Period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of Seven Seas will be highly dependent upon the success of our Guaduas field operations. The statement of cash flows shows inflows and outflows for each period presented and from our inception. In addition, the Notes to Condensed Consolidated Financial Statements are required to identify the enterprise as development stage.

    We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. No general and administrative costs were capitalized during 2000, 1999, and 1998. We capitalized interest of $6.9 million and $6.9 million for the six months ended June 30, 2000 and 1999, respectively.

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

                     RESULTS OF DEVELOPMENT STAGE OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    Revenues from oil sales were zero and $0.1 million for the quarters ended June 30, 2000 and 1999, respectively. Lease operating expenses were $0.4 million and $1.1 million for the quarters ended June 30, 2000 and 1999, respectively. The lease operating costs recorded during the quarter ended June 30, 2000 related to various pressure testing and geologic studies of the reservoir. The revenue and costs for the quarter ended June 30, 1999 related to the testing of the Tres Pasos 1-W horizontal well.

    Oil production in Colombia (net to us, including minority interest through June 30, 1999) of zero barrels and 11,946 barrels for the quarters ended June 30, 2000 and 1999, respectively, pertaining solely to our share of oil produced from production testing, was sold to Refinerie del Nare at an average price of $9.54 per barrel in 1999.

    Interest income was $0.5 million and $0.8 million for the quarters ended June 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $1.3 million and $3.1 million for the quarters ended June 30, 2000 and 1999, respectively. The $1.8 million decrease in general and administrative expenses from the quarter ended June 30, 1999 to the quarter ended June 30, 2000 was primarily attributable to a $0.4 million decrease in personnel costs, including salaries, benefits, travel, rents, insurance, and security due to decreased personnel in both the United States and Colombia and a $0.6 million decrease in contractors, security, environmental, and legal costs resulting from a reduction in oil and gas operations in Colombia. In addition, severance costs relating reduction in personnel were approximately $0.4 million during the second quarter of 1999.

    Depletion, depreciation and amortization were $0.3 million and $0.3 million for the quarters ended June 30, 2000 and 1999, respectively.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of (1) the present value of future net revenues, using current unescalated pricing and discounted at 10% per annum from proved reserves and (2) the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. There was no write-down to date in 2000 or 1999.

    Seven Seas incurred net losses of $1.5 million and $3.8 million for the quarters ended June 30, 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    To date, oil revenues and lease operating expenses pertained solely to the Company's share of crude oil produced during production testing of the Company's wells in the Guaduas field. Revenues from oil sales were $16,000 and $0.2 million for the six months ended June 30, 2000 and 1999, respectively. Oil and gas operating expenses were $1.0 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively. The 2000 costs relate to the long term testing program, primarily the El Segundo 4-E well as well as various pressure testing and geologic studies of the reservoir. The 1999 costs related to the long term production testing of the Tres Pasos 1-W horizontal well.

    Oil production in Colombia (net to the Company, including minority interest through June 30, 1999) of 1,185 barrels and 23,564 for the six months ended June 30, 2000 and 1999, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Refinerie del Nare at an average price of $13.76 per barrel in 2000 and $8.66 per barrel in 1999. The Tres Pasos 1-W horizontal production testing was completed in May 1999.

    Interest income was $1.0 million and $1.7 million for the six months ended June 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $3.7 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. The $0.9 million decrease in general and administrative expenses from the six month period ended June 30, 1999 to the six month period ended June 30, 2000 was primarily attributable to a $0.6 million decrease in personnel costs, including salaries, benefits, travel, rents, insurance, and security due to decreased personnel in both the United States and Colombia and a $0.7 million decrease in contractors, security, and legal costs resulting from a reduction in oil and gas operations in Colombia. These cost reductions were offset by $0.8 million in severance payments made during the first quarter of 2000 in conjunction with the Company's cost reduction plan. The Company's continuing cost reduction plan is aimed at determining the proper number of employees to handle the current level of operations; however, the Company has no intentions of reducing its oil and gas operations as a result of this effort. The Company first began its continuing cost reduction plan in May 1999, when 17 Colombian nationals, whose roles were primarily administrative in nature, were released. This resulted in severance payments of $0.2 million during the second quarter of 1999. In addition to these severance payments, the Company incurred an additional $0.2 million in termination payments to an executive in this period. During the first quarter of 2000, 17 employees and 29 contractors, working in administrative or support roles in the Company's Bogota office, were identified for separation and notified of the Company's intent. As of June 30, 2000, 45 of the 46 people had been released. The reduction plan resulted in $0.8 million in severance expense during the first quarter of 2000, of which $0.6 million had been paid at March 31, 2000. The remaining $0.2 million was paid during the second quarter of 2000. The Company expects to recognize $0.5 million in savings, after severance costs, from the reduction in personnel costs during 2000. No additional reductions in personnel are planned.

    Depletion, depreciation and amortization was $0.5 million and $0.5 million for the six months ended June 30, 2000 and 1999, respectively.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the six months ended June 30, 2000 and 1999, respectively.

    The Company incurred net losses of $4.3 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively.


TAXES

    Our net income, as defined under Colombian law, from Colombian sources, is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

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

----------

* Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

    (b) Reports on From 8-K

    None

    SIGNATURES

    Seven Seas Petroleum Inc.

Date: August 14, 2000     By:    Larry A. Ray, Executive Vice President, Chief
                                 Operating Officer, Chief Financial Officer, and
                                 Corporate Secretary
                                 Sir Mark Thomson, Bt. President

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                           DESCRIPTION
  -------                          -----------
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

----------

* Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).