Form 10-Q
period 2000-09-30
SEVEN SEAS PETROLEUM INC
filed 2000-11-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

    Commission File No. 0-22483

                                 ---------------

                            SEVEN SEAS PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

        YUKON TERRITORY                                          73-1468669
   (State or other jurisdiction                               (I.R.S. Employer
of  incorporation or organization)                           Identification No.)

SUITE 1700, 5555 SAN FELIPE HOUSTON, TEXAS                         77056
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

As of November 13, 2000 there were 37,836,420 shares of the registrant's common shares, no par value per share, outstanding.

                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION
(DEVELOPMENT STAGE ENTERPRISE)

  Item 1.  Condensed Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and December 31, 1999................................  3

           Condensed Statements of Consolidated Operations and
           Accumulated Deficit for the nine months and three months ended
           September 30, 2000 and 1999 and the Cumulative Total from
           Inception (February 3, 1995) to September 30, 2000 (Unaudited)...  4

           Condensed Statements of Consolidated Cash Flows for the nine months and three months ended September 30, 2000 and 1999 and the
           Cumulative Total from Inception (February 3, 1995) to
           September 30, 2000 (Unaudited)...................................  4

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)......................................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 19

PART II. OTHER INFORMATION.................................................. 20

  Item 6.  Exhibits and Reports on Form 8-K................................. 20


                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2000             1999
                                                                         --------------    ------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                              $  14,236        $  22,447
     Short-term investments                                                       984               --
     Restricted short-term investments                                         13,479           13,312
     Accounts receivable                                                        4,150            9,821
     Interest receivable                                                          109              243
     Inventory                                                                    764              764
     Prepaids and other                                                           203              288
                                                                            ---------        ---------
                                                                               33,925           46,875

Notes receivable from employees                                                   215              435
Restricted long-term investments                                                   --            6,391
Land                                                                            1,071            1,065
Evaluated oil and gas interests, full-cost method, net of
     accumulated depletion of $1,111 at September 30, 2000 and $764
     at December 31, 1999                                                     108,366           96,244
Unevaluated oil and gas interests, full-cost method                           106,888          105,725
Fixed assets, net of accumulated depreciation of $957 at
     September 30, 2000 and $669 at December 31, 1999                             893            1,060
Other assets, net of accumulated amortization of $1,523 at
     September 30, 2000 and $1,068 at December 31, 1999                         2,831            3,287
                                                                            ---------        ---------
TOTAL ASSETS                                                                $ 254,189        $ 261,082
                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                       $   2,240        $   7,917
     Interest payable                                                           5,156            1,719
     Other accrued liabilities                                                     --               78
                                                                            ---------        ---------
                                                                                7,396            9,714
Long-term debt                                                                110,000          110,000
Deferred income taxes                                                          24,794           24,794
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Share capital
     Authorized unlimited common shares without par value and
       37,836,420 and 37,833,420 issued and outstanding common
       shares at September 30, 2000 and December 31, 1999,
       respectively                                                           225,807          225,805
     Authorized unlimited Class A preferred shares without
       par value                                                                   --               --
Deficit accumulated during development stage                                 (113,808)        (109,231)
Treasury stock, 29 shares held at September 30, 2000 and
     December 31, 1999                                                             --               --
Total Stockholders' Equity                                                    111,999          116,574
                                                                            ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 254,189        $ 261,082
                                                                            =========        =========


    The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited, In thousands, except share data)

                                                                                                                     CUMULATIVE
                                                                                                                     TOTAL FROM
                                                                                                                     INCEPTION
                                                                                                                    (FEBRUARY 3,
                                                         NINE MONTHS ENDED               THREE MONTHS ENDED           1995) TO
                                                            SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                                        2000            1999            2000            1999           2000
                                                     ----------      ----------      ----------      ----------     -------------
REVENUE
     Crude oil sales                                 $    1,959      $      308      $    1,943      $      123      $    5,249
     Interest income                                      1,397           2,403             391             705           9,511
                                                     ----------      ----------      ----------      ----------      ----------
                                                          3,356           2,711           2,334             828          14,760
EXPENSES
     General and administrative                           5,409           6,234           1,676           1,610          35,093
     Oil and gas operating expenses                       1,209           1,662             255             151           5,802
     Depletion, depreciation and amortization             1,094             806             581             292           3,890
     Interest expense                                        97            --                97            --                97
     Writedown of proved oil & gas properties              --              --              --              --           129,789
     Loss (Gain) on sale of exploration properties         --               670            --              --               124
     Dry hole and abandonment costs                        --              --              --              --             1,145
     Geological and geophysical                            --              --              --              --                47
     Other (income) expense                                 104              73             (53)             51             (54)
                                                     ----------      ----------      ----------      ----------      ----------
                                                          7,913           9,445           2,556           2,104         175,933
NET LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST                               (4,557)         (6,734)           (222)         (1,276)       (161,173)
                                                     ----------      ----------      ----------      ----------      ----------
INCOME TAX EXPENSE                                           20              30              20              10         (45,636)

NET LOSS BEFORE MINORITY INTEREST                        (4,577)         (6,764)           (242)         (1,286)       (115,537)
                                                     ----------      ----------      ----------      ----------      ----------
MINORITY INTEREST                                          --               593            --              --             1,729
                                                     ----------      ----------      ----------      ----------      ----------

NET LOSS                                             $   (4,577)     $   (6,171)     $     (242)     $   (1,286)     $ (113,808)
                                                     ==========      ==========      ==========      ==========      ==========
DEFICIT ACCUMULATED DURING THE DEVELOPMENT
     STAGE, BEGINNING OF PERIOD                        (109,231)       (102,442)       (113,566)       (107,327)           --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
     STAGE, END OF PERIOD                            $ (113,808)     $ (108,613)     $ (113,808)     $ (108,613)     $ (113,808)
                                                     ==========      ==========      ==========      ==========      ==========
BASIC AND DILUTED NET LOSS PER COMMON SHARE          $    (0.12)     $    (0.16)     $    (0.01)     $    (0.03)     $    (4.12)
                                                     ==========      ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           37,834,777      37,806,072      37,836,420      37,833,420      27,593,915
                                                     ==========      ==========      ==========      ==========      ==========




    The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                                CUMULATIVE
                                                                                                                TOTAL FROM
                                                                                                                 INCEPTION
                                                                                                               (FEBRUARY 3,
                                                                                                                 1995) TO
                                                                       NINE MONTHS ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                                       -------------------------------         -------------
                                                                          2000                1999                 2000
                                                                       ---------           ----------          -------------

OPERATING ACTIVITIES
     Net loss                                                           $(4,577)           $  (6,171)           $(113,808)
     Add (subtract) items not requiring (providing) cash:
     Compensation expense                                                    --                   --                2,140
     Minority interest                                                       --                 (593)              (1,729)
     Common stock contribution to 401(k) retirement plan                     --                   --                   79
     Depletion, depreciation and amortization                             1,094                  806                3,895
     Interest expense                                                        97                   --                   97
     Writedown of proved oil & gas properties                                --                   --              129,789
     Gain (loss) on sale of exploration property                             --                  670                  124
     Dry hole and abandonment costs                                          --                   --                1,140
     Gain on sale of marketable securities                                   --                   --                   (6)
     Gain on sale of fixed assets                                             2                                         2
     Deferred income tax benefit                                             --                   --              (45,665)
     Amortization of investments                                           (651)              (1,048)              (2,008)
     Changes in working capital excluding changes to cash and
      cash equivalents:
        Accounts receivable                                               5,671                2,115               (1,888)
        Interest receivable                                                 134                  442                 (109)
        Inventory                                                            --                   27                 (968)
        Prepaids and other, net                                              86                  172                 (202)
        Accounts payable                                                 (4,947)              (3,513)                  54
       Other accrued liabilities                                            (78)                (223)                 249
                                                                        --------           ---------            ---------
Cash Flow Used in Operating Activities                                   (3,169)              (7,316)             (28,814)
                                                                        -------            ---------            ---------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                              (11,023)             (20,427)            (111,236)
     Purchase of land                                                        (6)                  (1)              (1,264)
     Purchase of investments                                               (984)              (8,818)             (39,285)
     Proceeds from acquisition                                               --                   --                  630
     (Payment to withdraw) proceeds from sale of property                    --                 (250)                 997
     Proceeds from sale of marketable securities                             --                   --                   50
     Proceeds from sale of investments                                    6,875               13,080               26,830
     Notes receivable from employees                                        220                 (236)                (215)
     Other asset additions                                                 (126)                (216)              (2,121)
                                                                        -------            ---------            ---------
Cash Flow Used in Investing Activities                                   (5,044)             (16,868)            (125,614)
                                                                        -------            ---------            ---------
FINANCING ACTIVITIES
     Proceeds from special warrants issued                                   --                   --               12,393
     Proceeds from share capital issued                                       2                   --               15,468
     Proceeds from additional paid-in capital contributed                    --                   --                    1
     Proceeds from issuance of  long-term debt                               --                   --              135,000
     Costs of issuing long-term debt                                         --                   --               (5,821)
     Contributions by minority interest                                      --                1,386               11,623
                                                                        -------            ---------            ---------
Cash Flow Provided by Financing Activities                                    2                1,386              168,664
                                                                        -------            ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (8,211)             (22,798)              14,236
Cash and cash equivalents, beginning of period                           22,447               38,147                   --
                                                                        -------            ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $14,236            $  15,349            $  14,236
                                                                        =======            =========            =========

Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $10.3 million and $10.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively, and $10.2 million and $10.3 million was capitalized during the respective periods.

    Cash paid for interest for the nine-month periods ended September 30, 2000 and 1999 was $6.9 million and $6.9 million, respectively.

    The Company paid $11,000 and zero for estimated income taxes during the nine-month periods ended September 30, 2000 and 1999, respectively.

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

ACTIVITY TO DATE

    As of September 30, 2000, the Company has spent $242.2 million to acquire and $77.8 million to delineate the reserve potential of the Guaduas field. The Company has drilled twelve exploratory wells within the Association Contracts, of which six have been production tested and have achieved maximum actual oil production rates ranging from 3,415 to 13,123 Bbls/d. Four of the twelve did not produce commercial amounts of oil and gas during testing and two remain to be tested. As of September 30, 2000, the Guaduas field had produced a cumulative volume of approximately 969,000 barrels (354,000 barrels net to the Company) of oil. The Company plans to truck any production prior to installation of the necessary production facilities and pipeline.

    Since inception through September 30, 2000, the Company incurred cumulative losses of $113.8 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Association Contracts occurs in quantities sufficient to cover operating expenses.

CURRENT STRATEGY

    In late May 2000, Ecopetrol advised the Company that it elected not to participate in the Guaduas field development at this time, and authorized us to proceed with the development of the field on a sole-risk basis. Proceeding on a sole risk basis will mean that Seven Seas, Sipetrol, and Cimarrona LLC will pay 100% of the development costs. We will also retain all revenues from production after the 20% Colombian royalty deduction. If we proceed on a sole-risk basis, Ecopetrol can still participate in development, at any time, but that right is subject to our right to 200% reimbursement of any costs we incur after Ecopetrol's original decision not to participate in the field's development.

Sipetrol and Cimarrona collectively own 42.3% of the working interest under the association contracts, but they have not decided whether to participate in the pipeline. We could not agree with our association contract partners on a comprehensive budget for the development of the Guaduas field, including pipeline construction and a schedule for the drilling of additional development wells. As a consequence, we have given Sipetrol and Cimarrona formal notice under the operating agreement of our intention to proceed sole risk, even if they do not participate. It is our position that Sipetrol and Cimarrona have now forfeited their right to participate in the pipeline and are subject to the penalty provision of our operating agreement which allows Seven Seas to retain their share of production until we recoup our costs of construction of the pipeline plus the applicable penalties. Sipetrol and Cimarrona dispute our position. We are currently negotiating with Sipetrol and Cimarrona to resolve the controversy. The matter may have to be resolved by arbitration under the provisions of the operating agreement. In any event, Seven Seas is proceeding with plans for the construction of the pipeline.

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

CAPITAL AVAILABILITY AND LIQUIDITY

    As of September 30, 2000, the Company had unrestricted cash and short-term investments of $15.2 million and commitments under existing oil and gas agreements of $2.2 million for the remainder of 2000. Management believes that it has adequate cash resources to fund its existing commitments and operating needs during 2000. However, if available capital is utilized as contemplated by the current strategy, the Company will have to seek additional financing for operations, including further exploratory drilling to extend the area of the Guaduas field and to test the deeper formations of the subthrust structure on the Dindal association contract area. Under the terms of the Company's $110 million senior notes, general indebtedness that can be senior to our senior notes not exceeding the greater of a) $25 million, or b) the sum of 100% of our cash and cash equivalents, 100% of our receivable from Ecopetrol, and 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with United States Securities Exchange Commission. The Company is also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests.

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

3. OPERATIONS BY GEOGRAPHIC AREA

    The Company has one operating and reporting segment. Information about the Company's operations for the nine-month and three-month periods ended September 30, 2000 and 1999 and by geographic area is shown below (In thousands):


                                                                              OTHER
                                                    UNITED                   FOREIGN
                                          CANADA    STATES      COLOMBIA      AREAS      TOTAL
                                          ------    ------      --------     -------   ---------
Nine months ended September 30, 2000
  Revenues...........................    $  1,361   $     9     $   1,986     $  --    $   3,356
  Operating Loss.....................        (429)   (1,835)       (2,278)      (15)      (4,557)
  Capital Expenditures...............          --       108         3,438        --        3,846
  Identifiable Assets................      64,439       833       188,854        63      254,189
  Depletion, Depreciation and
   Amortization......................         455       223           416        --        1,094

Nine months ended September 30, 1999
  Revenues...........................    $  2,311   $     9     $     391     $  --    $   2,711
  Operating Income (Loss)............       1,124    (2,569)       (4,599)     (690)      (6,734)
  Capital Expenditures...............          --        61         8,822       250        9,133
  Identifiable Assets................      74,453     1,080       183,243        81      258,857
  Depreciation and Amortization......         455       251           100        --          806

Three months ended September 30, 2000
  Revenues...........................    $    387   $     3     $   1,944     $  --    $   2,334
  Operating Income (Loss)............        (212)     (465)          456        (1)        (222)
  Capital Expenditures...............          --        38           (65)       --          (26)
  Identifiable Assets................      64,439       833       188,854        63      254,189
  Depletion, Depreciation and
   Amortization......................         152        63           366        --          581

Three months ended September 30, 1999
  Revenues...........................    $    682   $     3     $     143     $  --    $     828
  Operating Income (Loss)............         381      (901)         (752)       (4)      (1,276)
  Capital Expenditures...............          --         3           966        --          969
  Identifiable Assets................      74,453     1,080       183,243        81      258,857
  Depreciation and Amortization......         151        84            57        --          292


4. CONTINGENCIES

COLOMBIAN FOREST RESERVE

         Two mutually overlying forest reserves existed in an area corresponding to the Dindal Association Contract, one prior to and another subsequent to the signing of this contract. The first one corresponds to a national reserve declared in 1981 and enlarged in 1985, that sets limits to economic activities other than the rational use of forests.

         The second one corresponds to a reserve declared by the municipality of Guaduas in 1998, forbidding oil-related activity in the mentioned reserve's area. The Municipal City Hall recently revoked this reserve through the Land Use Plan that adopted the national forest reserve as the only existing reserve.

         The Colombian environmental legislation foresees the form for the subtraction of areas located in forest reserves for the development of economic activities other than the rational use of forests that are also for the benefit of the public or of social interest. Consequently, in order to conduct oil-related activities within the reserve area, GHK Company Colombia has started the process before the Ministry of the Environment to achieve the subtraction of the area corresponding to the project.


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

         On August 30, 1999, the Ministry of Environment issued a resolution against GHK Company Colombia, declaring it in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. The resolution imposed a fine of approximately $217,000, which we paid in March 2000. We have filed an appeal for a reversal of the resolution. We believe that we have corrected the environmental violations claimed by the Ministry of Environment; however, the appeal process can take up to two years. The El Segundo 7 location has been restored and we currently have no drilling activities planned at this location.

CONTRACT AREAS

    The Dindal Association Contract was issued in March 1993 and provides for a maximum six-year exploration period followed by a maximum 22-year production period, with partial relinquishment of acreage, excluding commercial fields and a five kilometer buffer zone, required at the end of the sixth year of the Association Contract. The exploration period under the Dindal Association Contract was extended to September 23, 2000, since the Associates committed to an additional $2.0 million of exploration work in accordance with the memorandum of understanding signed with Ecopetrol in September 1999. Together with our partners in the Guaduas field, we recently accepted an offer from Ecopetrol to formally apply for an "on-top" contract that will provide improved fiscal and contract terms for the subthrust Dindal prospect. An "on-top" contract will effectively be an amendment to the Dindal association contract, and should enable us to retain the entire acreage in the Dindal block for the subthrust structure. Concurrent with our application for an "on-top" contract, we also applied for an extension of the exploration period under the Dindal association contract to avoid having to relinquish a part of the Dindal association contract at this time. However, Ecopetrol has not made a final decision, and the Company may be required to relinquish some of the contract area once a final decision has been made.

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

Seven Seas has tentatively reached agreement with Ecopetrol to substitute one well with logs and coring for the second year seismic obligation for the Montecristo Association Contract Area and to satisfy the third year well obligation for the Rosablanca Association Contract Area. As part of the agreement, Seven Seas will relinquish Montecristo Contract area. The well must be started before February 28, 2001. In order to comply with the Rosablanca association contract terms, we will reduce the contract area by 30,000 hectares. On November 8, 2000, we notified Potomac Energy Corporation (Potomac), a 25% working interest partner in both the Rosablanca and Montecristo association contracts, that they are in default of approximately $0.4 million of their share of costs under the Joint Operating Agreement. Potomac must remedy the default within 30 days.

In the Central Llanos basin, 40 miles east of the Cusiana Field, we own an 11.875% initial working interest in the 116,795 acre Tapir association contract area, which is operated by Mohave Colombia Corporation (Mohave). In August 2000, we signed a purchase and sale agreement with Solana Petroleum Exploration Colombia (Solana) to sell our 11.875% interest in the Tapir association contract for 3,000,000 common shares of Solana Colombia's parent corporation, Solana Petroleum Corporation. The transfer of our interest is pending approval from the Canadian Venture Exchange. Upon receiving approval, Solana is contractually obligated to reimburse us for our costs attributable to the Tapir block since August 1, 1999, which total approximately $0.4 million. Solana Petroleum Exploration Colombia is currently in default for failure to pay its participating share of Joint Account expenses and it is unlikely that they will be able to close on the purchase of our 11.875% interest.

In January 2001, Mohave will begin the sixth year work program. The proposed program includes construction of an all-weather road, production testing the Mateguafa 1 and 2 wells, and drilling an exploratory well. In the event that Solana is unable to close on the purchase of our interest, we will be responsible for our proportionate share of the costs of sixth year work program, estimated to be $2.129 million. We will continue to look for a potential purchaser for our interest.

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

FORMER MANAGEMENT

   The Company and two of its officers and directors, Robert A. Hefner, III, and Larry Ray, and one of its former directors, Breene M. Kerr, have been sued by four former officers and directors of the Company in DeCort, et al. v. Seven Seas Petroleum, Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs allege that the Company failed to obtain extensions of time in which plaintiffs could exercise certain stock options granted to them, and that all defendants induced them to enter into separation agreements with the Company that they would not have entered into but for the Company's agreement to obtain an extension of the time for plaintiffs to exercise their stock options. The case was filed October 2, 2000, and the Company has not yet responded to plaintiff's allegations. The Company intends to vigorously defend the case.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    The Company will adopt this Statement on January 1, 2001 and SFAS 133 will not have a material impact the Company's disclosure or reporting.

    In the first quarter of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which clarifies the application of APB 25 for certain issues associated with accounting for the issuance or subsequent modification of stock compensation and is effective July 1, 2000. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. In January and November, 1999, the Company repriced certain employee stock options for 706,000 share of stock at a weighted average exercise price of $14.47 to a new exercise price of $9.00 through the cancellation of existing options and issuance of new options at or above current market prices. Upon adoption of this statement, the exercise price of the repriced options exceeded the Company's stock price resulting in no compensation expense to be recognized over future vesting. Subsequent to the adoption of the interpretation, the Company may be required to record the effects of the changes in its stock price and the corresponding change in intrinsic value of the repriced options in its results of operations as compensation expense.

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

OVERVIEW

    Our principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian state oil company) in the Dindal and Rio Seco association contracts. As of December 31, 1999, Ryder Scott Company Petroleum Consultants estimated total proved recoverable reserves for the Guaduas field of 154.0 million barrels of oil, of which 34.9 million barrels of oil were attributable to our interest. This reserve estimate was based on several assumptions, one of which was Ecoptrols's immediate participation in the development in the Guaduas field. In May 2000, Ecopetrol advised us that it opted not to participate in the Guaduas field development at this time, and authorized us to proceed with the development of the field on a sole-risk basis.

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

REVIEW OF OUR PROGRESS

    In our December 31, 1998 10-K, we outlined our plan for developing the Guaduas field during 1999 and 2000. Specifically, we estimated that we would commence field production with Increment I, the trucking production scenario, in early 2000 at production rates between 4,000 Bbls/d to 6,000 Bbls/d. We also estimated that we would start Increment II, the early pipeline production scenario, by year-end 2000. Meeting our original deadlines depended on: (1) receiving a global operating license from the Colombian Ministry of Environment, permitting development activity within the Dindal and Rio Seco association contract areas; (2) receiving an environmental pipeline permit to contract the 36-mile pipeline necessary for completion of Increment II; and (3) approval of commerciality by Ecopetrol by December 1999.

    Originally, we anticipated concluding negotiations with Ecopetrol in June 1999 for an agreement that would lead to a final decision on commerciality; in which case a date would be established prior to December 31, 1999 by which Ecopetrol would be contractually obligated to make a decision on commerciality. Instead, due principally to factors beyond our control, the negotiations continued for an additional four months, during which time we focused on negotiating the agreement with Ecopetrol and also conducted the environmental studies that were required to request the global operating license and the environmental pipeline permit from the Colombian Ministry of Environment.

    After the agreement with Ecopetrol was signed on September 23, 1999, we began conducting a long-term production test and drilling the El Segundo 4-E well to test for a gas cap in the Guaduas filed, as required by the agreement. After more than four months of production at an average daily rate of 3,183 barrels, over 400,000 barrels of oil were produced, bringing the total number of barrels produced from the Guaduas field to 790,800 (272,000 net to Seven Seas) as of December 31, 1999.

    As part of the long-term production test, we shut-in the four wells that had been tested to measure the pressure build-up of the Guaduas field over an extended period of 30 days. The shut-in period ended in late January 2000. The drilling and initial test results of the El Segundo 4-E were also completed by late January 2000, providing the required data to Ecopetrol's technical personnel for its decision on commerciality. During May 2000, we were informed that Ecopetrol would not be participating in the development of the Guaduas field.

    Based on the new information obtained from drilling the El Segundo 4-E and the long-term production testing, our independent engineers, the Ryder Scott Company Petroleum Consultants and Servipetrol Ltd., studied the data from the Guaduas field for a third consecutive year and Ryder Scott re-affirmed its estimates of the Guaduas field's oil reserves. Specifically, Ryder Scott estimated the Guaduas field's total proved reserves to be 154.0 million barrels as of December 31, 1999, a slight decrease from the December 31, 1998 estimate of 163.3 million and an increase from the December 31, 1997 estimate of 132.0 million barrels. The December 31, 1999 estimate of the Guaduas field's net reserves to Seven Seas was 34.9 million, a slight decrease form the December 31, 1998 estimate of 38.7 million and an increase from the December 31, 1997 estimate of 32.2 million barrels. Proved reserves decrease between December 31, 1999 and December 31, 1998 primarily as a result of not encountering the Cimarrona reservoir up-dip in the El Segundo 4-E well. Despite the decrease in proved reserves, the pre-tax net present value of our proved oil reserves, discounted at 10 percent, increase to $311.4 million in the December 31, 1999 report from the $115.9 million in our December 31, 1998 report due to an increase in oil prices from $12.05 to $25.60. This reserve estimate was based on several assumptions, one of which was Ecopetrol's immediate participation in the development in the Guaduas field. In May 2000, Ecopetrol advised us that it opted not to participate in the Guaduas field development at this time, and authorized us to proceed with the development of the field on a sole-risk basis.

CHANGES IN OUR STRATEGY
    Three potential scenarios

    After Ecopetrol informed us in May 2000 that it elected not to participate in the development of the Guaduas field at this time, Seven Seas, Sipetrol, and Cimarrona were authorized to proceed with development on a sole-risk basis. In our 1999 Form 10-K, we contemplated proceeding on a sole-risk basis in our discussion of the three potential scenarios under which we could proceed to develop the Guaduas field, depending on Ecopetrol's decision on commerciality. Proceeding sole-risk is "Scenario 2." Briefly, the three scenarios we originally contemplated are as follows:

Scenario 1 - Ecopetrol elects to participate in the development of the Guaduas field

    Provided that we (1) received the global operating license and the environmental pipeline permit, and (2) were able to secure financing for our share of the Scenario 1 development costs, we estimated that we would begin transporting Guaduas field oil production through a pipeline approximately 12 months from the date Ecopetrol approved our commerciality request.

Scenario 2 - Ecopetrol does not elect to participate in the development of the Guaduas field at that time and authorizes us to proceed with the development on a sole-risk basis

    In this scenario, Seven Seas and our association contract partners, if they participate, would pay 100% of the development costs and retain all revenue from the production after the 20% Colombian royalty deduction. Ecopetrol would have the right to start participating in development at any time, subject to our right to 200% reimbursement of our post-commerciality development costs. (When we say "post-commerciality," we mean after the date on which Ecopetrol informed us of its decision whether to begin paying 50% of the development costs or to allow us to proceed on a sole-risk basis.)

Scenario 3 - Ecopetrol does not elect to participate in developing the Guaduas field and Seven Seas and our partners elect not to proceed on a sole-risk basis, choosing instead to negotiate a modified agreement with Ecopetrol

    This scenario would likely have consisted of a development plan similar to Increment I trucking, as described in our 1998 10-K, consisting of limited production transported to a local refinery by trucking, and would likely have resulted in the postponement of a final decision on pipeline construction. Depending on oil prices, we anticipated that Scenario 3 could have produced cash flow for Seven Seas that could have funded our annual overhead. If we had proceeded under this scenario, our immediate priority would have been to use our existing cash resources to test the underlying formations of the subthrust Dindal structure and to further explore the Rio Seco and Dindal association contract areas to increase the reserve to the shallow Guaduas filed. We planned to finance this strategy with our existing cash resources, but we would likely have sought additional financing.

Proceeding under Scenario 2

    Because Ecopetrol informed us that it has elected not to participate in the development of the Guaduas field at this time, Scenario 1, described above, is no longer an option for us and we have decided not to pursue Scenario 3.

    We have elected to proceed under Scenario 2, to put the Guaduas field on pipeline production on a sole-risk basis. Until the pipeline is completed and put on production, we will sell oil to the Colombian market by transporting the production by truck. We are currently selling, and expect to continue to sell by this means, our share of approximately 5,000 Bbls/d. With current West Texas Intermediate prices in excess of $30 per barrel, our share of the proceeds of this production is approximately $1.4 million per month.

    We have commenced operations for the construction of a 36-mile pipeline, which will connect the field to international oil markets by way of Colombia's existing pipeline infrastructure. We have ordered the pipe and pumping units and have commenced the acquisition of rights-of-way for the pipeline. The pipe and pumping unit orders have been made in order to meet manufacturing and shipping schedules consistent with our intention to complete pipeline construction by mid-2001. We estimate that first pipeline production will occur in the summer of 2001.

    Sipetrol and Cimarrona collectively own 42.3% of the working interest under the association contracts, but they have not decided whether to participate in the pipeline. We could not agree with our association contract partners on a comprehensive budget for the development of the Guaduas field, including pipeline construction and a schedule for the drilling of additional development wells. As a consequence, we have given Sipetrol and Cimarrona formal notice under the operating agreement of our intention to proceed sole risk, even if they do not participate. It is our position that Sipetrol and Cimarrona have now forfeited their right to participate in the pipeline and are subject to the penalty provision of our operating agreement which allows Seven Seas to retain their share of production until we recoup our costs of construction of the pipeline plus the applicable penalties. Sipetrol and Cimarrona dispute our position. We are currently negotiating with Sipetrol and Cimarrona to resolve the controversy. The matter may have to be resolved by arbitration under the provisions of the operating agreement. In any event, Seven Seas is proceeding with plans for the construction of the pipeline.

    We estimate that the pipeline (with a maximum throughput capacity of 40,000 Bbls/d) will cost $21 million, plus $3 million for flow lines and production facilities to put the field on production at a rate of 10,000 Bbls/d. Additional flow lines will be required to bring the pipeline to a production capacity of 25,000 Bbls/d. These additional facilities are estimated to cost $4 million. During the 200% recoupment periods from Ecopetrol, our 57.7% share of monthly revenue from the pipeline at 10,000 Bbls/d will be between $2.5 million and $3.3 million, net of transportation, quality adjustment sand lifting costs, based upon West Texas Intermediate oil prices of $25 to $30 per barrel. We plan to pay the initial cost of the pipeline and related equipment ($24 million) from working capital on hand and secured borrowing.

    Together with our partners in the Guaduas field, we recently accepted an offer from Ecopetrol to formally apply for an "on-top" contract that will provide improved fiscal and contract terms for the subthrust Dindal prospect. An "on-top" contract will effectively be an amendment to the Dindal association contract, and should enable us to retain the entire acreage in the Dindal block for the subthrust structure. The improvements to the fiscal and contract terms, as proposed by Ecopetrol, would, upon Ecopetrol electing to participate in the development of an oil discovery in the subthrust formations, increase the associates' initial interest to 70%, as compared to an initial interest of 50% under the current Dindal association contract. Furthermore, following the production of certain volumes of oil, the associates' interest would gradually reduce to 35% under the "on-top" contract terms, as opposed to 30% under the current Dindal association contract. The final terms of the "on-top" contract are subject to negotiations between the associates and Ecopetrol. Concurrent with our application for an "on-top" contract, we also applied for an extension of the exploration period under the Dindal association contract to avoid having to relinquish a part of the Dindal association contract at this time. However, Ecopetrol has not made a final decision, and the Company may be required to relinquish some of the contract area once a final decision has been made.

    We plan to drill the subthrust exploration well in early 2001; however, these plans are contingent upon (1) negotiations for the "on-top" contract with Ecopetrol, and (2) our ability to secure financing to fund our share of the well.

  Financing the Go Forward Strategy

    Our first priority will be to finance the pipeline. Preliminary discussions with banks and other institutions lead us to believe we can borrow a substantial amount of the cost of the pipeline necessary for the production at the rate of 10,000 Bbls/d, secured by our share of the property; however, we do not have any legal commitments for such financing at this time. Furthermore,, we believe that once the pipeline is built and is actually producing at the rate of 10,000 bbls/d, additional funds can be borrowed from the same or other lender(s) to finance a significant portion of the field development costs necessary to bring production up to 25,000 Bbls/d. At this time, we do not know what percent or how much of our revenue will have to be dedicated to service the pipeline debt.

    Our next order of priority will be to finance the $6.9 million interest payment that will be due November 15, 2001 on our $110 million senior notes. We plan to arrange our pipeline financing, described above, in such a way that loan proceeds and cash flow will be sufficient to meet this commitment.

    While we are currently re-drilling the El-Segundo 6-E pursuant to our agreement with Ecopetrol, none of our capital plans, other than the pipeline, drilling an exploratory well on the Rio Seco block, drilling the exploratory well on the Rosablanca block, the Tapir work program, and the November 15, 2001 interest obligation, constitute legal commitments. The following table reflects our currently planned capital expenditures through the year 2001.

                                                 ESTIMATED COST
                                                 (IN THOUSANDS)
DESCRIPTION OF PROJECT\EXPENDITURE     GROSS        NET TO US                              STATUS
----------------------------------------------------------------  -------------------------------------------------
Redrill ES-6E well                        $  3,200      $ 1,760   The well is currently drilling
Pipeline and production facilities                                Pipe and compressors ordered; rights-of-way being
   @ 10,000 Bbls/d(1)                       24,000       13,848   acquired; financing is incomplete
Exploratory well - Rosablanca block(3)       1,000          750   Obligation
Exploratory well - Tres Paso 16W             5,500        3,025   Obligation
Tapir work program (2)                      11,094        2,129   Potential obligation
Senior Note Interest at 11/15/01             6,875        6,875   Due 11/15/01
                                       -------------------------
    Sub-Total                               51,669       28,387
Pipeline additions to 25,000 Bbls/d (1)      4,000        2,308   Discretionary expenditure subject to financing
8 development wells to bring
production to 25,000 Bbls/d (1)             32,000       18,464   Discretionary expenditure subject to financing
Subthrust exploration well (1)              18,400       10,120   Discretionary expenditure subject to financing
                                       -------------------------
   Total                                  $106,069      $59,279

(1) The cost and revenue sharing applicable to these projects are uncertain due to dispute with co-owners. We may elect to proceed sole risk on any one or more of these projects subject to financing.

(2) In the event we are unable to assign our interest in the Tapir association contract, we will be obligated to participate in the work program.

(3) Subject to the pending default resolution, we will be obligated to pay 100% of the costs.

     Due to the dispute with Sipetrol and Cimarrona, our share of these capital projects is uncertain. Our financing objectives do not include paying for all these projects on a sole risk basis by the end of the year 2001. However, we may seek financing to pay our net share of all these items by the end of next year. Possible sources of financing include:

     o  commercial bank borrowing;
     o  project financing the pipeline;
     o industry joint ventures or similar arrangement with industry service and supplies companies;
     o  forward sales of oil; and
     o  debt and equity financing.

     All debt financing will be on a secured basis. Under the terms of our $110 million senior notes, we are permitted to incur general indebtedness that can be senior to our senior notes not exceeding the greater of (i) $25 million, or (ii) the sum of 100% of our cash and cash equivalents, plus 100% of our receivable from Ecopetrol, and plus 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities and Exchange Commission. The permitted amount was approximately $108.6 million at September 30, 2000. We are also authorized under the terms of the senior notes to borrow an additional $10 million for project financing, such as to pay the purchase price or construction costs of the pipeline and production facilities. Under these arrangements, we have plans to seek up to $45 million in new financing; however, there are no assurances that we will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

     We had working capital, net of restricted investments and related interest payable of $18.2 million, including unrestricted cash and short-term investments of $15.2 million as of September 30, 2000. We plan to use our available cash as set forth under "-- Financing the Go Forward Strategy."

Equity and financing activities

     As of November 10, 2000, we had 37,836,420 common shares, no par value, outstanding, of which none are restricted. At September 30, 2000, we had outstanding $110.0 million of 12 1/2% senior notes due May 15, 2005. In accordance with the terms of the senior notes, we were required to hold in a separate account or in escrow monies to provide for the first three years of interest payable under the senior notes. We purchased $13.5 million in U.S. government securities from the proceeds of the senior notes and deposited the securities in a segregated account. The amount deposited into the segregated account was enough to pay the first two interest payments. We also purchased and pledged $25 million of U.S. government securities to ensure payment of the four scheduled interest payments on the notes from November 15, 1999 through May 15, 2001. At September 30, 2000, after making four interest payments, we had $13.5 million in U.S. government securities remaining, which is sufficient to pay interest on the senior notes through May 2001.

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

Capital spending

     From inception through September 30, 2000, we had cash expenditures for the exploration of oil and gas properties of $111.2 million.

   Commitments

     Our non-discretionary capital commitments at September 30, 2000 are approximately $3.2 million, of which $2.0 million will be used to re-drill and test the El Segundo 6-E on the Guaduas field and $1.0 million to drill an exploratory well on the Rosablanca block. In the event that we are unable to assign our interest in the Tapir association contract, we will be responsible for our proportionate share of the costs of the sixth year work program, estimated to be $2.129 million.

   Planned capital expenditures

     Our first priority will be to finance the pipeline. We estimate that the pipeline (with a maximum throughput capacity of 40,000 Bbls/d) will cost $21.0 million, plus $3.0 million for flow lines and production facilities to put the filed on production at a rate of 10,000 Bbls/d. Due to the dispute with Sipetrol and Cimarrona, our share of these capital costs is uncertain. See "- Financing the Go Forward Strategy."

   Debt service costs

     Under the terms of our 12 1/2% Senior Notes, we have to pay semi-annual interest payments of $6.9 million on May 15 and November 15. The $110 million in principal is due May 15, 2005.

ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

     The consolidated financial statements and notes thereto included in this document have been prepared in accordance with generally accepted accounting principles in the United States. The unaudited, condensed, consolidated financial statements included herein have been prepared by Seven Seas pursuant to the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. No general and administrative costs were capitalized during 2000, 1999, and 1998. We capitalized interest of $10.3 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively.

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

RESULTS OF DEVELOPMENT STAGE OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Revenues from oil sales were $1.9 million and $0.1 million for the quarters ended September 30, 2000 and 1999, respectively. Lease operating expenses were $0.3 million and $0.2 million for the quarters ended September 30, 2000 and 1999, respectively. The revenue and costs for the quarter ended September 30, 2000 related to the testing of the El Segundo 1-S, Tres Pasos 1-E, and El Segundo 2-E wells. The revenue and costs for the quarter ended September 30, 1999 related to the testing of the El Segundo 1-S well.

    Oil production in Colombia of 81,114 barrels and 11,029 barrels for the quarters ended September 30, 2000 and 1999, respectively, pertaining solely to our share of oil produced from production testing, was sold to Refinerie del Nare at an average price of $24.91 and $11.77 per barrel in 2000 and 1999, respectively.

    Interest income was $0.4 million and $0.7 million for the quarters ended September 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $1.7 million and $1.6 million for the quarters ended September 30, 2000 and 1999, respectively.

    Depletion, depreciation and amortization were $0.6 million and $0.3 million for the quarters ended September 30, 2000 and 1999, respectively. The quarter ended September 30, 2000 includes $0.3 million in depletion. The Company began recognizing depletion during the fourth quarter of 1999.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of (1) the present value of future net revenues, using current unescalated pricing and discounted at 10% per annum from proved reserves and (2) the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. There was no write-down in 2000 or 1999.

    Seven Seas incurred net losses of $0.2 million and $1.3 million for the quarters ended September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Revenues from oil sales were $2.0 million and $0.3 million for the nine months ended September 30, 2000 and 1999, respectively. Oil and gas operating expenses were $1.2 million and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively. The 2000 costs relate to the long term testing program, primarily the El Segundo 4-E well, various pressure testing and geologic studies of the reservoir, and the testing of the El Segundo 1-S, Tres Pasos 1-E, and El Segundo 2-E wells. The 1999 costs related to the long-term production testing of the Tres Pasos 1-W horizontal and the El Segundo 1-S wells.

    Oil production in Colombia (net to the Company, including minority interest through June 30, 1999) of 82,299 barrels and 36,599 for the nine months ended September 30, 2000 and 1999, respectively, pertaining solely to the Company's share of oil produced from production testing, was sold to Refinerie del Nare at an average price of $24.75 per barrel in 2000 and $9.12 per barrel in 1999.

    Interest income was $1.4 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

General and administrative costs were $5.4 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively. The $0.8 million decrease in general and administrative expenses from the nine month period ended September 30, 1999 to the nine month period ended September 30, 2000 was primarily attributable to a $0.9 million decrease in personnel costs, including salaries, benefits, travel, rents, insurance, and security due to decreased personnel in both US and Colombia and a $0.7 million decrease in contractors, security, and legal costs resulting from a reduction in oil and gas operations in Colombia. These cost reductions were offset by $0.8 million in severance payments made during the first quarter of 2000 in conjunction with the Company's cost reduction program. The Company's cost reduction plan was aimed at determining the proper number of people to handle the level of oil and gas operations at this time. Accordingly, although this "right-sizing" plan was implemented, the Company has no intentions of reducing the oil and gas operations of the Company. The Company began this cost reduction in May 1999, when 17 Colombian nationals, primarily administrative in nature, were released at a cost of $0.2 million in severance payments. Subsequently, during the first quarter of 2000, an additional 17 employees and 29 contractors were identified for separation from the Company. As of September 30, 2000, all of the people had been released. The reduction plan resulted in $0.8 million in severance expense during the first quarter of 2000. The Company expects to recognize $0.5 million in savings, after severance costs, from the reduced personnel during 2000. No additional reductions are planned. In addition, severance costs relating to the reduction in personnel were approximately $0.4 million during the second quarter of 1999.

    Depletion, depreciation and amortization were $1.1 million and $0.8 million for the nine months ended September 30, 2000 and 1999, respectively. The nine-months ended September 30, 2000 includes $0.3 million in depletion. The Company began recognizing depletion during the fourth quarter of 1999.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. No writedown was required during the nine months ended September 30, 2000 and 1999, respectively.

    The Company incurred net losses of $4.6 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

FORMER MANAGEMENT

   The Company and two of its officers and directors, Robert A. Hefner, III, and Larry Ray, and one of its former directors, Breene M. Kerr, have been sued by four former officers and directors of the Company in DeCort, et al. v. Seven Seas Petroleum, Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs allege that the Company failed to obtain extensions of time in which plaintiffs could exercise certain stock options granted to them, and that all defendants induced them to enter into separation agreements with the Company that they would not have entered into but for the Company's agreement to obtain an extension of the time for plaintiffs to exercise their stock options. The case was filed October 2, 2000, and the Company has not yet responded to plaintiff's allegations. The Company intends to vigorously defend the case.

Item 6. Exhibits and Reports on 8-K

    (a) Exhibits

      3 -- Articles of Incorporation and By-laws

    *(A)-- The Amalgamation Agreement effective June 29, 1995 by and between
           Seven Seas Petroleum Inc., a British Columbia corporation; and Rusty Lake Resources Ltd.

    *(B)-- Certificate of Continuance and Articles of Continuance into the Yukon
           Territory

    *(C)-- By-Laws

     27 -- Financial Data Schedule

* Incorporated herein by reference to like exhibit in Registration on Form 10 (File No. 022483).

    (b) Reports on From 8-K

    None

    SIGNATURES

    Seven Seas Petroleum Inc.

Date: November 14, 2000                By:  Larry A. Ray, Executive
                                            Vice President, Chief Operating
                                            Officer, Chief Financial Officer,
                                            and Corporate Secretary
                                            Robert A. Hefner III, Chairman of
                                            the Board

                                INDEX TO EXHIBITS


    EXHIBIT NO.              DESCRIPTION
    -----------              -----------
        27                   Financial Data Schedule