Form 10-K
period 2000-12-31
SEVEN SEAS PETROLEUM INC
filed 2001-04-02
CIK 947156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                           COMMISSION FILE NO. 0-22483

                            SEVEN SEAS PETROLEUM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CAYMAN ISLANDS                    73-1468669
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

              5555 SAN FELIPE, SUITE 1700
                     HOUSTON, TEXAS                      77056
        (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code: (713) 622-8218

           Securities registered pursuant to Section 12(b) of the Act

                                                        NAME OF EACH EXCHANGE
                     TITLE OF CLASS                      ON WHICH REGISTERED
                     --------------                      -------------------
     Ordinary  shares  -- par value $0.001 per share   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 30, 2001, there were 37,836,420 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share. The aggregate market value of the common shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates for this purpose as if they may be affiliates of the registrant) was approximately $111.8 million on March 30, 2001, based upon the closing sale price of the common shares on such date of $3.40 per share on the American Stock Exchange as reported by The Wall Street Journal.

================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                  PAGE
                                                                                  ----
                   PART I

       Item 1.     Business                                                         3
       Item 2.     Properties                                                      10
       Item 3.     Legal Proceedings                                               17
       Item 4.     Submission of Matters to a Vote of Security Holders             18

                   PART II

       Item 5.     Market for Registrant's Common Equity and Related
                   Stockholder Matters                                             19
       Item 6.     Selected Financial Data                                         19
       Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                        20
       Item 7a.    Quantitative and Qualitative Disclosures about Market Risk      27
       Item 8.     Financial Statements and Supplementary Data                     28
       Item 9.     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                        48

                   PART III

       Item 10.    Directors and Officers of the Registrant                        48
       Item 11.    Executive Compensation                                          49
       Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management                                                      52
       Item 13.    Certain Relationships and Related Transactions                  53

                   PART IV

       Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                        54

                                     PART I

ITEM 1. BUSINESS

                              OVERVIEW AND HISTORY

    Seven Seas Petroleum Inc. ("Seven Seas") was incorporated under British Colombia law on February 3, 1995. On June 29, 1995, Seven Seas amalgamated with Rusty Lake Resources Inc. Rusty Lake was formed January 31, 1993, under Ontario law, when Lithium Corporation of Canada, Limited joined Stockgold Resources Inc. We continued Seven Seas as a Yukon Territory, Canada corporation in August 1996. In March 2001, we continued Seven Seas as a Cayman Islands exempted company limited by shares. Because we are devoting substantially all of our efforts to establishing a new business, we are a development stage company under the SEC's accounting rules. See "Risks Related to our Business -- We have a limited operating history" and "-- We have historical operating losses."

    We currently have working interests in six association contracts in
Colombia: (1) Dindal, (2) Rio Seco, (3) Deep Dindal, (4) Cristales, (5) Rosablanca and (6) Tapir. We relinquished the Montecristo association contract in early 2001. The Dindal and Rio Seco association contracts cover areas that contain the Guaduas Oil Field.

    We acquired our initial 15% interest in the Dindal and Rio Seco association contracts in Colombia from GHK Company Colombia in 1995. Upon acquiring our Dindal and Rio Seco interests, we participated in drilling the El Segundo 1-E well, resulting in the discovery of the Guaduas Oil Field. In 1996, we acquired an additional 36.7% interest in both association contracts for $153.1 million of our securities, based on the closing stock price on the date of the acquisition. We acquired the interest when we acquired 100% of GHK Company Colombia and Esmeralda LLC, and 63% of Cimarrona LLC. On March 5, 1997, we acquired 100% of the outstanding voting stock held in Petrolinson, S.A. for $18.6 million of our securities, based on the weighted average of the closing prices for 30 day periods before and after the letter of intent was signed. The principal asset owned by Petrolinson, S.A. is a 6% participating interest in the association contracts. As consideration for the 6% participating interest in the association contracts, we issued to the sole shareholder of Petrolinson, S.A. 1,000,000 common shares of Seven Seas. This 6% interest was carried through exploration by the other 94% participating interest parties.

    In our 1999 Form 10-K and subsequent U.S Securities and Exchange Commission filings, we outlined three scenarios for moving forward with the development of the Guaduas Oil Field. Scenario 1 assumed that Empresa Colombiana de Petroleos, the Colombian national oil company also known as Ecopetrol, participated in the development of the Guaduas Oil Field. Scenario 2 assumed Ecopetrol did not participate in the development of the field, but authorized Seven Seas and our partners to proceed with development on a sole-risk basis. Sole-risk means that Seven Seas and our partners pay 100% of development costs and retain all revenues from production after the 20% Colombian royalty deduction. Ecopetrol has the right to start participating in development at any time subject to Seven Seas and partners' right to recover 200% of the development costs spent since Ecopetrol's decision not to participate plus certain exploration costs. Scenario 2 also assumed that together with our partners we would proceed to develop the field as proposed to Ecopetrol (i.e. construct a pipeline and drill development wells for production of 20,000 BOPD to 30,000 BOPD). Like Scenario 2, Scenario 3 assumed that Ecopetrol would elect not to participate, but assumed that we would modify our development program as proposed to Ecopetrol by postponing the construction of the pipeline and development drilling.

    After Ecopetrol elected not to participate in the development on May 23, 2000, together with our partners, we elected to proceed sole-risk under Scenario
2. In previous filings, including last year's Form 10-K, we stated that if we proceeded under Scenario 2, we expected to commence pipeline production approximately one year after Ecopetrol made its election. As of the filing date of this report, we are on schedule to complete the pipeline by mid-year 2001.

    For a more complete discussion of our association contracts, see "Properties
- -- Colombian Properties -- Dindal and Rio Seco association contracts," "-- Deep Dindal association contract," "-- Cristales association contract," "--
Rosablanca association contract" and "-- Tapir association contract."

                 SEVEN SEAS PETROLEUM INC. CORPORATE STRUCTURE

    Following is a diagram of our corporate structure. We own 100% of all of our subsidiaries.

                                     [CHART]

                              OUR CURRENT STRATEGY


Our strategy for 2001 includes the continued development of the Guaduas Oil Field and new exploration on our Colombian properties.

DEVELOPMENT

     We are currently constructing a 36-mile pipeline that will connect the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The pipeline will have an initial throughput capacity of approximately 25,000 barrels of oil per day (BOPD), expandable to approximately 40,000 BOPD with additional investment. We are also constructing production facilities for production of approximately 25,000 BOPD. Both the pipeline and production facilities are scheduled for completion in mid-2001. The gross costs of the pipeline and the production facilities are $24 million, our share of which is approximately $13.8 million.

     When the pipeline and production facilities are complete, we believe that initial pipeline production, which will be generated by existing productive wells, will be approximately 8,000 BOPD to 10,000 BOPD. We recently agreed with our Guaduas Oil Field partners to a two-year development well drilling program that provides for the drilling of nine development wells and one injector over the course of 2001 and 2002. We believe these wells will increase pipeline production from its initial rates to approximately 25,000 BOPD. In 2001, we plan to drill four of these nine development wells and the one injector well at a gross cost of approximately $22 million, our share of which is $13 million. The gross cost of the entire 2001--2002 development well program is estimated to cost $44 million, our share of which is $25 million.

EXPLORATION

     We plan to drill three exploration wells in 2001:

     1. Subthrust exploration well to test the subthrust Dindal prospect at an estimated gross cost of $15 million ($15 million net to us)

     2. Santa Fe - 1 on the Rosablanca association contract at a gross cost of $1.0 million ($1.0 million net to us)

     3. Tres Pasos 16 well to test the west-side of the Guaduas Oil Field structure at an estimated gross cost of $5.5 million ($3.0 million net us).

     In summary, in 2001 we plan to complete the construction of the pipeline and production facilities for the Guaduas Oil Field, drill four development wells and one injector well on the Guaduas Oil Field and drill three exploration wells on our Colombian properties. The estimated gross costs of this development and exploration strategy in 2001 are $68 million, our share of which is approximately $46 million.

     Our ability to fully implement our exploration and development strategy is subject to 1) securing financing for our share of the costs, 2) timely receiving required environmental permits, 3) contracting the required oil and gas services and equipment, and 4) completing the Guaduas--La Dorada pipeline and commencing pipeline utilization. For additional information on our 2001 strategy, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Our Current Strategy".

                            FINANCING OUR DEVELOPMENT

     Under the terms of our $110 million senior notes, we are allowed to incur indebtedness that could be secured and senior to the senior notes, not to exceed the greater of (i) $25 million, or (ii) the sum of 100% of our cash and cash equivalents, plus 100% of our receivable from Ecopetrol and plus 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities Exchange Commission. As of December 31, 2000 the maximum permitted amount of secured borrowing was approximately $130.3 million. Based on discussions we have had with banks and other institutions, we believe we can borrow a substantial amount of the cost of putting the pipeline on production at a rate of between 8,000 BOPD and 10,000 BOPD. In such event, we could secure the additional indebtedness with our share of the property. The senior notes also allow us to borrow an additional $10 million for project financing, e.g., pipeline and production facilities. We believe that once the pipeline is built to sustain production at a rate of between 8,000 BOPD and 10,000 BOPD, additional funds can be borrowed from the potential lenders referenced above to finance a significant portion of the costs necessary for development wells, flow lines and facilities to bring pipeline production to 25,000 BOPD. We cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. For more information about our financing plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financing Our Current Strategy" and "- Liquidity and Capital Resources."

     In December 2000, we entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. On March 30, 2001, the loan's maturity date was extended from December 31, 2001 to April 1, 2002. The Stillwater National Bank loan is secured by all of the stock of the operating subsidiaries of Seven Seas and is guaranteed by Robert A. Hefner III, chairman and chief executive officer of Seven Seas. Mr. Hefner received remuneration of $62,500 for his guarantee. The loan bears interest at an annual rate of the Prime Rate plus
 .75%, and interest is payable monthly until the loan is due in full on April 1, 2002. Seven Seas intends to use these funds for working capital and plans to replace, without penalty, this non-convertible loan with the proceeds from a larger financing planned for 2001.

                          RISKS RELATED TO OUR BUSINESS

    In addition to the other information set forth elsewhere herein, the following factors relating to Seven Seas should be carefully considered when evaluating the company. This document includes "forward-looking statements" within the meaning of the federal securities laws. All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements in "Business" and "-- Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding Seven Seas' financial position, estimated quantities of reserves, business strategy and plans and objectives for future operations. Forward-looking statements herein generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "potential" or "expect" or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause Seven Seas' results to differ materially from the results discussed in such forward-looking statements are discussed in "Risk Factors" and elsewhere herein. All forward-looking statements included herein and therein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

WE HAVE HISTORICAL OPERATING LOSSES.

    Since the date of our inception through December 31, 2000, we have incurred cumulative losses of $115.1 million. Our only production, as of December 31, 2000, has been our share of the approximately 1.2 million barrels of oil (0.5 million net to us) produced by the Guaduas Oil Field. We do not expect to have uninterrupted production transported through pipeline prior to mid-2001. Therefore, estimates of proved reserves and the level of future production attributable to such reserves are difficult to determine. We cannot assure you of the volume of recoverable reserves. Our business will continue to require substantial expenditures. We cannot be certain that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DO NOT HAVE ENOUGH REVENUES TO PAY OUR
DEBTS.

    As of December 31, 2000, we had $110 million of 12 1/2% senior notes due 2005 and had entered into a $10 million loan agreement with Stillwater National Bank and Trust Company N.A. Under certain circumstances, we may, or our subsidiaries may, become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of further developing our properties. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

OIL AND GAS PRICES WILL IMPACT OUR COMPANY

    The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices may fluctuate in response to relatively minor changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Decreases in oil and natural gas prices will adversely affect our future revenues, results of operations and cash flows. Additionally, decreases in oil and natural gas may impede our ability to raise additional capital.

WE HAVE NOT HAD ANY SIGNIFICANT INCOME-PRODUCING PROPERTY UNTIL RECENTLY.

    We are a development stage company under the U.S. Security and Exchange Commission's accounting rules because we are devoting substantially all of our efforts to establishing a new business and have produced no significant revenue from the business. We did not have any significant income-producing property until we began trucking production in August 2000. We are currently selling our share of approximately 4,000 to 6,000 BOPD. Our principal assets are in the early stages of exploration and development. Since the date of our inception through December 31, 2000, we have incurred cumulative losses of $115.1 million. Because we continue to explore and develop, we expect to continue to incur losses until production from the Guaduas Oil Field occurs in quantities sufficient to cover operating expenses. Assuming we can borrow at an acceptable rate, we expect the amount of our debt to increase until production increases enough to cover our operating expenses.

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

IN ORDER TO MARKET PRODUCTION, WE WILL NEED PRODUCTION FACILITIES AND PIPELINES.

    We cannot market our full production capacity without proper production facilities and pipelines. We depend on the availability and capacity of gathering systems, pipelines, compression and production facilities. We must have adequate storage, separation and reinjection facilities. If these facilities are not available or they are not large enough, we could have to shut in producing wells, which means we would temporarily stop production from some wells even though the wells are capable of producing oil. We also could have to delay or discontinue our development plans. In December 2000 and January 2001, we signed construction contracts for the pipeline and the production facilities. We expect the pipeline and production facilities to be complete in mid-2001. See "Business -- Our Current Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Our Current Strategy."

COLOMBIAN ENVIRONMENTAL LAWS HAVE DELAYED OUR OPERATION IN THE PAST AND MAY DO SO AGAIN IN THE FUTURE.

    Colombian environmental laws require us to get an environmental permit or approval before we conduct seismic operations, drill wells or construct pipelines. Our operations have been delayed in the past while we tried to get environmental permits. Our operations could be delayed again for the same reason. Failure to get the necessary licenses and permits may also prevent us from getting alternative financing. During 2000, total environmental costs attributable to our Colombian properties were $0.28 million gross ($0.16 million net to Seven Seas).

POLITICAL AND ECONOMIC UNCERTAINTY IN COLOMBIA COULD WORSEN AT ANY TIME AND OUR OPERATIONS COULD BE DELAYED OR DISCONTINUED.

    Our business is subject to political and economic risks, including:

    o loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war and insurrection;

    o risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties;

    o   renegotiation of contracts with governmental entities;

    o changes in laws and policies governing operations of foreign-based companies in Colombia;

    o exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

    o laws and policies of the United States affecting foreign trade, taxation and investment; and

    o the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

    We have experienced an incident of guerrilla activity at one of our well locations; however, our operations were not materially disrupted by such activity. We do not know how guerrilla activity will affect us in the future, or what steps, if any, the Colombian government may take in response to guerrilla activities.

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

OUR PLANS AND STRATEGY WILL CHANGE AS CONDITIONS DICTATE.

    We are still a development stage company. Our ability to make plans and forecasts is affected by numerous factors, many of which are beyond our control. As an example, we did not meet our announced schedule for 2000. See "Business -- Our Current Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- 2000 In Review."

THE U.S. HAS IMPOSED IN THE PAST, AND MAY IMPOSE IN THE FUTURE, ECONOMIC AND TRADE SANCTIONS AGAINST COLOMBIA.

    The United States has imposed economic and trade sanctions against Colombia in the past, and may impose sanctions against Colombia in the future. Every year, the president of the United States reviews designated foreign countries for certification, including Colombia, and decides whether those countries have cooperated with the United States to prevent drug trafficking. In 1995, 1996, 1997 and 1998, the president found that Colombia had not taken sufficient steps to prevent drug trafficking and denied certification. As a result of Colombia's failure to receive U.S. certification, the U.S. imposed the following sanctions:

    o   withholding all bilateral economic assistance;

    o blocking loans from the Export-Import Bank of the United States and the Overseas Private Investment Corporation; and

    o voting against multilateral assistance to Colombia in the World Bank and the InterAmerican Development Bank.

    Although Colombia received certification in February 1999, March 2000, and February 2001, if the United States imposes sanctions against Colombia again, we may not be able to get the financing we need to develop our Colombian properties. Sanctions by the United States could also cause Colombia to retaliate against us by nationalizing our Colombian assets.

OUR OPERATIONS ARE CONCENTRATED IN COLOMBIA.

    Our oil and gas properties are concentrated in Colombia. All of our proved reserves are located in the capital state of Cundinamarca. As of December 31, 2000, all of our proved reserves were attributable to the Guaduas Oil Field. Due to our concentration in and reliance on such operations for our future cash flow, if our operations in Colombia were adversely affected, we would experience a material adverse effect.

                                    MARKETING

    During 2000, we sold all of the oil we produced from the Guaduas Oil Field to Refinerie del Nare and Ecopetrol.

                                   REGULATION

GENERAL

    Our operations are affected by political developments and laws and regulations in the areas where we operate. In particular, oil and gas production operations and economics are affected by:

    o   price controls;

    o tax laws and other laws related to the petroleum industry, and changes in those laws;

    o   changing administrative regulations; and

    o   the interpretation and application of existing regulations.

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

    All of our operations are affected by extensive environmental laws and regulations in Colombia. These laws and regulations set standards regulating health and environmental quality. They also establish penalties and other liabilities for any violations. Some of the laws and regulations require the violating party to remediate current and former facilities and off-site locations. Additionally, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where our Colombian interests are located and where other independent producers of oil and gas have faced significant liability resulting from environmental claims. Specifically, our Colombian operations are governed by a number of ministries and agencies. Our operations are governed by Ecopetrol, the Ministry of Mines and Energy and the Ministry of the Environment, among others.

    Among other things, these regulations govern currency, imports and exports, taxation and environmental controls. The regulations also specify:

    o   the extent to which properties may be acquired or relinquished;

    o   permits required for drilling wells and for the spacing of those wells;

    o permits for developing and operating the field and pipeline transportation systems;

    o   measures required for preventing the waste of oil and gas resources; and

    o   rates of production and sales prices to be charged to purchasers.

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

    Despite these delays, we obtained the environmental licenses required for our development activities for the Guaduas Oil Field in July 2000. We have also received the licenses we need for production and development drilling activities. See "Property - Colombian Properties - Production facilities, gathering and pipeline systems for the Guaduas Oil Field."

    We are currently waiting for environmental permits to drill exploration wells on the Rosablanca association and Deep Dindal association contracts.

    Environmental laws and regulations could result in substantial costs and liabilities in the future. Significant liability could be imposed on us for damages, clean-up costs and/or penalties for discharges into the environment. We could also be liable for environmental damage caused by the previous owners of our property or for non-compliance with environmental laws or regulations. This kind of liability could have a material adverse effect on our operations. During 2000, total environmental costs attributable to our Colombian properties were $0.28 million gross ($0.16 million net to Seven Seas).

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

COLOMBIAN FOREST RESERVE

    Two mutually overlying forest reserves existed in an area corresponding to the Dindal Association Contract, one prior to and another subsequent to the signing of this contract. The first forest reserve corresponds to a national reserve declared in 1981 and enlarged in 1985, that sets limits to economic activities within the reserve area. The national forest reserve does not prohibit oil and gas activities within the reserve area. However, Seven Seas must apply for an environmental license with the Colombian Ministry of Environment to conduct operations within the forest reserve area.

    The second forest reserve corresponds to a reserve declared by the municipality of Guaduas in 1998, forbidding oil-related activity in the mentioned reserve's area. The municipality of Guaduas subsequently revoked this reserve through the Land Use Plan that adopted the national forest reserve as the only existing reserve.

ENVIRONMENTAL PENALTIES

    In March 2000, we paid a fine of approximately $223,000 to the Ministry of Environment in connection with a resolution issued against GHK Company Colombia by the Ministry of Environment in which it declared GHK Company Colombia to be in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. We have filed an appeal for a reversal of the resolution. We believe that we have corrected the environmental violations claimed by the Ministry of Environment; however, the appeal process can take up to two years. The El Segundo 7-E location has been restored and we currently have no drilling activities planned at this location.

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

                                    EMPLOYEES

    As of December 31, 2000, we had 73 full-time employees, including geologists, geophysicists, engineers and other employees. Seven Seas is not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

                                GENERAL OVERVIEW

    Our Colombian operations are focused on the Guaduas Oil Field, located in the capital state of Cundinamarca in central Colombia, approximately 60 miles northwest of Bogota. The Guaduas Oil Field is located in a 109,000-acre area defined by the Dindal and Rio Seco association contracts. The village of Guaduas lies within the Dindal and Rio Seco association contract blocks and provides infrastructure for the local economy, which is primarily agrarian in nature. The area is accessible by the main road between Bogota and Medellin and the Colombian Caribbean coast. We are the operator and own a 57.7% working interest in the Guaduas Oil Field before Colombian government participation. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%) and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company (32.9%). Collectively we are known as the "Associates". As of December 31, 2000, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.9 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $
394.1 million.

    We also have a 100% interest in the Deep Dindal, Cristales and Rosablanca association contracts and a 19.19% interest in the Tapir association contract. Additional information about each of these contract areas is provided later in this section.

                              COLOMBIAN PROPERTIES

DINDAL AND RIO SECO ASSOCIATION CONTRACTS - GUADUAS OIL FIELD

         The Dindal and Rio Seco association contracts cover adjoining areas of approximately 109,000 acres that contain the Guaduas Oil Field. The Dindal association contract has an effective date of March 23, 1993, and the Rio Seco association contract has an effective date of August 22, 1995. Both association contracts provided for a six-year exploration period followed by a maximum 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required at the end of the sixth year of each contract. The Dindal exploration period has ended and we have 21 years left on the contract to produce the Guaduas Oil Field. Although the exploration period ended, Ecopetrol recently postponed the required relinquishment of Dindal association contract areas outside the Guaduas Oil Field and the five-kilometer buffer zone for as long as the Deep Dindal association contract is in the exploration period. The Deep Dindal association contract was issued in February 2001. See "--Deep Dindal association contract."

    We are obligated to drill one more exploration well on the Rio Seco association contract area before the exploration period of that contract ends in August 2001. At some point in the future, we may have to relinquish the smaller of 50% of the contract areas or all lands that fall outside a five kilometer buffer zone around the area designated to be the commercial field.

         In May 2000, Ecopetrol elected not to participate in the development and production of the Guaduas Oil Field. The Associates have elected to proceed on a sole-risk basis pursuant to the terms of the Dindal and Rio Seco association contracts. Ecopetrol retains the right to participate at a later date subject to the Associates recovering 200% of the costs incurred since Ecopetrol's May 2000 decision not to participate plus certain exploration costs.

    Under the terms of the Dindal and Rio Seco association contracts, the Associates pay 100% of all exploratory costs. As Ecopetrol elected not to participate in the development and production of the Guaduas Oil Field, the Associates will also pay 100% of the development costs.

    The Associates are required to pay a royalty of 20% of all hydrocarbon production to the Colombian government. Because Ecopetrol elected not to participate at this time, the remaining 80% of production is divided among the Associates according to their proportionate interest in the association contract. If Ecopetrol participates in the future, the remaining 80% will be divided as follows:

    o Dindal association contract - Of the remaining 80% of production, Ecopetrol will receive 50% and the Associates will receive 50% until the contract area has produced in excess of 60 million barrels of oil, after which point Ecopetrol's interest in production will increase on a sliding scale. Such increases occur in 5% increments from 50% to 70% as accumulated production from the contract area increase in 30 million barrel increments from 60 million barrels to 150 million barrels.

    o Rio Seco association contract - Of the remaining 80% of production, Ecopetrol will receive 50% and the Associates will receive 50% until the contract area has produced 60 million barrels of oil, after which point Ecopetrol's interest will increase from 50% to 75% as the ratio of accumulated income attributable to the Associates (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio.

Under both contracts, if Ecopetrol does elect to participate, it would pay 50% of the go forward development and operating expenses.

    Our wholly owned subsidiary GHK Company Colombia serves as the operator of the Guaduas Oil Field, pursuant to the terms of operating agreements between Seven Seas, our subsidiaries and the other associates. GHK Company Colombia has exclusive responsibility for operations within the budgets and work programs approved by the executive committee and may demand payment in advance from each party of its respective shares of estimated subsequent monthly expenditures.

    Under the terms of a letter agreement dated September 11, 1992, as amended, between GHK Company Colombia and Dr. Jay Namson, the holders of interests in the association contracts, except for Petrolinson S.A., will be required to assign a proportionately reduced 2% working interest in the Dindal association contract and the Rio Seco association contracts to Dr. Namson after those interest holders recover from production of 100% of all costs incurred in connection with the exploration and development of the Dindal and Rio Seco association contract areas since the completion of the first-year work obligations under the Dindal association contract. Accordingly, when such costs have been recovered, we will be required to assign to Dr. Namson 2% of 55% from our 57.7% interests.

DRILLING ACTIVITY ON THE RIO SECO AND DINDAL ASSOCIATION CONTRACTS

    To date, thirteen wells have been drilled on the Dindal and Rio Seco association contract areas. Seven of those wells are classified as oil and gas wells. Five of the wells did not produce commercial amounts of oil and gas during testing. One well remains to be tested.

    The first well, the Escuela 1, which was drilled on the Dindal contract area in 1994 prior to the time we acquired an interest in the association contract, did not encounter the Cimarrona formation, the oil and gas reservoir of the Guaduas Oil Field. It was plugged and abandoned as non-commercial.

    The second well, El Segundo 1-E, was the discovery well of the Guaduas Oil Field. The El Segundo 1-E commenced drilling in December 1995 and reached total depth in mid-January 1996. The well encountered the Cimarrona formation, at a measured depth of 5,718 feet. Due to the circulation problems encountered while drilling, we stopped drilling after penetrating only 88 feet of the Cimarrona. The well was then completed open hole in February 1996. Open hole means that the well did not have casing, which is heavy steel pipe used to seal off fluids from the hole or to keep the hole from caving in. During initial production testing conducted in 1996, the El Segundo 1-E produced oil at an average rate of 2,282 BOPD. As of December 31, 2001, cumulative oil production from this well was 48,435 barrels of oil. This well is currently being used as a field pressure observation well.

    A third well, El Segundo 1-N, reached total measured depth of 6,820 feet in November 1996. This well was intentionally deviated from the surface location of El Segundo 1-E to a bottom hole location approximately 2,000 feet north. The well encountered approximately 352 feet of oil saturated and highly fractured Cimarrona reservoir rocks. During initial production testing conducted between December 1996 and May 1997, the El Segundo 1-N produced oil at an average rate of 2,867 BOPD. During a long-term production test conducted in the fourth quarter of 1999, this well produced an average controlled rate of 1,750 BOPD. As of December 31, 2000, cumulative oil production from this well was 180,333 barrels of oil.

    A fourth well, El Segundo 1-S, was drilled and completed in September 1997 to a total measured depth of 6,920 feet. The bottom hole location of this well is located approximately 2,000 feet south of the surface location of the El Segundo 1-E well. During initial production testing, this well produced at an average rate of 3,201 BOPD. During the 1999 long-term production test, this well produced at an average controlled rate of 2,328 BOPD. Between August 2000, when post-exploration phase production commenced, and December 31, 2000, this well produced oil at average controlled rate of 2,711 BOPD. Cumulative oil production as of December 31, 2000 from this well was 440,838 barrels of oil.

    In October 1997, a fifth well, the Tres Pasos 1-E was drilled at a location approximately 8,500 feet northwest of the El Segundo 1-E. The Tres Pasos 1-E was the first well on the Rio Seco association contract. The Tres Pasos 1-E well was completed at a measured depth of 6,150 feet. Analysis of reservoir pressure data during production testing indicated pressure communication with all three El Segundo 1 wells. We believe this pressure communication over a 8,500-feet distance supports core studies showing an intensive degree of inter-connected fractures. The pressure communication also supports core studies showing the large calculated permeability within the area of the Cimarrona formation investigated during production testing. During initial production testing conducted in the fourth quarter of 1997, the Tres Pasos 1-E produced oil at an average rate of 2,690 BOPD. It was further tested during the 1999 long-term production test at an average rate of 2,721 BOPD. Between August 2000, when post-exploration phase production commenced, and December 31, 2000, this well produced oil at an average controlled rate of 1,933 BOPD. Cumulative oil production as of December 31, 2000 from this well was 375,358 barrels of oil.

    In November 1997, the sixth well, El Segundo 2-E was drilled to a measured depth of 6,292 feet on the Dindal association contract. It was located approximately 19,532 feet north of the surface location of the El Segundo 1-E discovery well. Analysis of pressure data during production testing indicated pressure communication with the El Segundo 1-S well, which has a bottom hole location approximately 20,100 feet to the south of the El Segundo 2-E bottom hole. These data further confirmed the presence of a pervasive fracture system supporting the evidence for extensive permeability within the Cimarrona formation over the area investigated during the production testing. During initial production testing conducted in the fourth quarter of 1997 and the first quarter of 1998, the El Segundo 2-E produced oil at an average controlled rate of 2,730 BOPD. This well was not tested during the 1999 long-term production test. Between August 2000, when post-exploration phase production commenced, and December 31, 2000, this well produced oil at an average controlled rate of 742 BOPD. Cumulative oil production as of December 31, 2000 from this well was 47,219 barrels of oil.

    In December 1997, the seventh well, Tres Pasos 2-E, was drilled to a measured depth of 6,054 feet on the Rio Seco block approximately 29,600 feet northwest of the surface location of El Segundo 1-E. The well encountered 290 feet of the Cimarrona formation reservoir. Due to an operational problem that resulted from a failure to properly cement liner casing through the Cimarrona formation, we drilled a new side-tracked well bore. The Tres Pasos 2-E side-track reached a total measured depth of 5,880 feet with a bottom hole location approximately 900 feet southeast of the surface location. In October 2000, we completed and tested the side-track well bore of the Tres Pasos 2-E, which produced non-commercial quantities of oil and gas. We have temporarily abandoned the well pending the evaluation of a hydraulic fracture treatment.

    In November 1997, drilling commenced on the eighth well, El Segundo 3-E, located approximately 14,800 feet south of the surface location of the El Segundo 1-E well on the Dindal block. The drilling of El Segundo 3-E was completed at a measured depth of 8,021 feet in February 1998. The well encountered 292 feet of Cimarrona formation. Customary log analysis indicated similar characteristics of lithology and fracturing similar to that observed in previous wells; however, unlike the other wells, there were no oil shows, only natural gas shows. This well was not cored. After the completion of drilling operations on El Segundo 3-E, we experienced significant mechanical problems while attempting to complete the well for production testing. We have temporarily abandoned the El Segundo 3-E well.

    The ninth well, El Segundo 6-E, is located on the Dindal block approximately 28,000 feet south of the surface location of the El Segundo 1-E well. In June 1998, the El Segundo 6-E well reached a total measured depth from the surface of 8,669 feet. Our preliminary analyses while drilling indicated highly fractured core samples and over 300 feet of Cimarrona reservoir rocks with no apparent indication of oil-water contact and shows of oil and gas. During production, there was only a small show of oil and gas along with large quantities of water. Attempts to eliminate water migrating from behind the pipe were unsuccessful. During the second half of 2000, we redrilled the El Segundo 6-E well to a total measured depth of 9,250 feet. During a 15-day production test, the well produced oil and no water at an average rate of 320 barrels per day from a non-stimulated open hole portion of the Cimarrona formation. The production was not limited by the size of the pump used in the testing. However, sediments filling a significant portion of the open-hole productive zone may have reduced production. The Company will review the production and pressure data from the El Segundo 6-E redrill to determine future plans for the well, which may include cleaning out the Cimarrona portion of the well bore, running a slotted or cemented production liner, and stimulating all or selected intervals of the Cimarrona. Because the well is located approximately seven kilometers from the Guaduas Oil Field's existing production and loading facilities, the Company plans to delay future completion and production operations on the El Segundo 6-E redrill until the Guaduas - La Dorada pipeline is closer to its projected completion date of mid-2001. Cumulative oil production as of December 31, 2000 from this well was 4,937 barrels of oil.

    In July 1998, we completed drilling operations on the tenth well, Tres Pasos 4-E. This well is located on the Rio Seco association contract area, approximately 16,400 feet northwest from the surface location of the El Segundo 1-E discovery well. The well reached a total measured depth of approximately 6,300 feet. The Tres Pasos 4-E well encountered 303 feet of Cimarrona formation with oil and gas shows. However, the well bore did not appear to intersect the larger fracture system due to a rotation in reservoir fracture system orientation at the well's bottom hole location. Consequently, the well may not be commercially productive. We are still evaluating and analyzing the well, using bottom hole pressure recording to determine whether a side-track lateral/horizontal well bore is warranted.

    In September 1998, we drilled the eleventh well, Tres Pasos 3-E, located on the Rio Seco block approximately 10,000 feet south of the Tres Pasos 1-E well. The Tres Pasos 3-E well encountered 282 feet of Cimarrona with oil and gas shows. Drilling was then extended to a total measured depth of 10,187 feet in the deeper Villeta formation where shows of oil and gas were encountered. In February 1999, we perforated the deeper Villeta formation, the secondary zone of interest, which resulted in natural gas shows but not in commercial quantities of oil and gas. The shallower Cimarrona formation objective has not yet been tested. Perforating and testing of the Cimarrona formation is scheduled in 2001.

    In December 1998, we completed drilling the twelfth well. This well, Tres Pasos 1-WH, was our first horizontal/lateral well. It is approximately 6,500 feet west and 2,300 feet north of the El Segundo 1-E. It was drilled to a measured depth of 7,180 feet on the Rio Seco block. The horizontal bore hole penetrated 1,160 feet of the Cimarrona reservoir. Significant rates of oil flow were encountered while drilling the reservoir and no indications of oil-water were encountered. The well was production tested from January 7, 1999 until May 18, 1999 at an average rate of 1,530 BOPD. During the long-term production test conducted in the fourth quarter of 1999, this well produced at an average rate of 1,689 BOPD. As of December 31, 2000, cumulative oil production from this well was 106,125 barrels of oil.

    In December 1999, we drilled the thirteenth well, El Segundo 4-E, on the Dindal block located approximately 8,200 feet southeast of the El Segundo 1-N discovery well. The well reached a measured depth of 6,200 feet. The well was production tested in February and March of 2000. According to preliminary analysis, the well did not encounter the Cimarrona reservoir. The El Segundo 4-E has been shut in for pressure build up after testing gas from the open hole at rates of approximately 200 mcf/d. We will determine the future disposition of the well based on further evaluation of this data.

TABLE OF GUADUAS OIL FIELD WELLS

    The table below sets out cumulative and average production for the Guaduas Oil Field wells as of December 31, 2000.

                                                                CUMULATIVE
                                                                   OIL           AVERAGE
                                                               PRODUCTION AS      TEST
                                                     MEASURED       OF         PRODUCTION
                               YEAR   ASSOCIATION     DEPTH     12/31/00(1)      RATE(2)
            WELL NAME        DRILLED   CONTRACT       (FEET)     (BARRELS)    (BARRELS/DAY)              STATUS
        -----------------   --------- -----------    --------  -------------  ------------- --------------------------------
        Escuela 1........      1994     Dindal         7,802           --           --      Plugged and abandoned
        El Segundo 1-E...   1995/1996   Dindal         5,718       48,435        2,282      Discovery well; Pressure
                                                                                            observation
        El Segundo 1-N...      1996     Dindal         6,820      180,333        1,750      Oil and gas well
        El Segundo 1-S...      1997     Dindal         6,920      440,838        2,328      Oil and gas well
        Tres Pasos 1-E...      1997     Rio Seco       6,150      375,358        2,721      Oil and gas well
        El Segundo 2-E...      1997     Dindal         6,292       47,219          742      Oil and gas well
        Tres Pasos 2-E...      1997     Rio Seco       5,880           --           --      Temporarily abandoned
        El Segundo 3-E...      1997     Dindal         8,021           --           --      Non-commercial test; may
                                                                                            side-track
        El Segundo 6-E...   1998/2000   Dindal         9,250        4,937          320(3)   Oil and gas well
        Tres Pasos 4E....      1998     Rio Seco       6,300           --           --      Non-commercial test; may
                                                                                            side-track
        Tres Pasos 3E....      1998     Rio Seco      10,187           --           --      Waiting on Cimarrona completion
        Tres Pasos 1-WH..      1998     Rio Seco       7,180      106,125        1,689      Oil and gas well
        El Segundo 4-E...      1999     Dindal         6,200           --           --      Evaluating test results

- ----------

(1) Cumulative production as of December 31, 2000 was 1,203,245 barrels of oil from the seven productive wells listed in the table.

(2) Average rate of production during the 1999 long-term production test, unless the well was not produced at that time. If the well was not tested during the 1999 long-term production test, the rate refers to the average production rate during initial testing.

(3) During a 15-day production test, the El Segundo 6-E tested at an average rate of 320 barrels per day.

GEOLOGY AND RESERVOIR CHARACTERISTICS OF THE GUADUAS OIL FIELD

    The Guaduas Oil Field geological structure is a large anticlinal structure. An anticlinal structure is a sub-surface, geological structure that rises to a rounded peak. The primary oil reservoir is the Upper Cretacous Cimarrona formation, which is located on the west flank of the Villeta anticline with an average dip of 14 degrees at a depth of between approximately 6,000 and 8,000 vertical feet. The reservoir comprises both limestone and sandstone and is under-pressured. The oil is characterized by low sulfur content of approximately 0.5%, low paraffin content, a medium gravity of between 18 degrees to 20 degrees API, and a pour point of minus 34 degrees Fahrenheit.

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

PRODUCTION FACILITIES, GATHERING AND PIPELINE SYSTEMS FOR THE GUADUAS OIL FIELD

    In January 2000, we completed the construction of the production facility that has been used since August 2000 for the production of between 4,000 - 6,000 BOPD. We currently have four 5,000-barrel storage tanks at this production facility, providing storage capacity of 20,000 barrels.

    In July 2000 we received the required environmental permits for the Guaduas
- - La Dorada Pipeline and the related production facilities. The approximate 36-mile Guaduas - La Dorada Pipeline will connect the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. Operations to construct this pipeline commenced in October 2000. We have completed the purchase of rights-of-way for the pipeline route, taken delivery of the 10-inch pipe for the pipeline, nearly completed the clearing of the pipeline route, and successfully completed underground river crossing, the most difficult part of the construction. As of the filing date of this report, the Guaduas - La Dorada Pipeline remained on schedule for a mid-year 2001 completion.

    The Guaduas - La Dorada Pipeline will transport Guaduas Oil Field production to La Dorada, a small town north of the field, where it will intersect with the Oleoducto Alto Magdalena (OAM) pipeline, a regional pipeline that transports oil production from the Upper and Middle Magdalena river valley to the oil refining and terminal city of Vasconia. In Vasconia, the OAM pipeline connects with the Oleoducto de Colombia (ODC) and the Oleoducto Central S.A. (OCENSA) pipelines, both of which transport oil to the export terminal facilities at the Caribbean port of Covenas. In early 2001, we signed an agreement to transport our share of the Guaduas Oil Field crude oil production through the OAM and ODC pipelines.

DEEP DINDAL ASSOCIATION CONTRACT

    In February 2001, we acquired the Deep Dindal association contract, which is also known as an "on top" contract because it originated from the Dindal association contract. This association contract has the same surface area as the Dindal association contract (approximately 65,000 acres), but it only applies to the areas below the base of the Guaduas Oil Field. This area contains the subthrust Dindal prospect, which we plan to test with an exploration well in 2001. We have a 100% interest in this association contract subject to an obligation to assign some of this interest to Sipetrol and Cimarrona, our partners in the Guaduas Oil Field, pursuant to an Exploration agreement we signed with them in January 2001. Following the drilling of a exploration well to test the subthrust Dindal prospect, we will have to assign either a 25.85% collective interest to Sipetrol and Cimarrona, or a 9.4% interest percent to Cimarrona and provide Sipetrol with a 4.86% overriding royalty interest that is reducible by Colombian government participation in the project. Additional information on the exploration agreement, which is a part of a larger agreement with our partners, is available in a Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2001.

    The terms of the Deep Dindal association contract are similar to the Rio Seco association contract terms insofar as the Associates are responsible for 100% of the exploration costs, Ecopetrol will have a right to participate in the development and production of a discovery, and Ecopetrol's interest will increase as the ratio of accumulated income attributable to the Associates (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio. However, Ecopetrol's initial interest will be 30%, as compared to 50% under the Rio Seco and Dindal association contracts, and will increase only to 65%, as compared to 75% under the Rio Seco association contract and 70% under the Dindal association contract. Another benefit of the Deep Dindal association contract is that it is a full 28-year contract, including a 25-year production period, as compared to a 22-year production period under the Dindal and Rio Seco association contracts.

    The Deep Dindal association contract requires that we drill an exploration well during each of its two eighteen month exploration stages, the first of which commences on April 24, 2001, the effective date of the association contract, and the second of which commences at the end of the first. We plan to drill an exploration well at an estimated cost of $15 million in 2001 to satisfy the first eighteen-month requirement. Our plans are contingent upon 1) our ability to secure the financing for the 100% of the costs of drilling and testing this well, and 2) receiving the required environmental permit.

    In 1999, the Colombian government enacted a new royalty regime for oil and gas fields discovered after the date of enactment. Under the new regime, the royalty on oil and gas production of new discoveries will be a variable royalty that begins at 5% and rises to 20% as cumulative hydrocarbon production increases. Under the old royalty regime, oil and gas production was subject to a fixed 20% royalty. Because the Guaduas Oil Field was discovered before the enactment of the new royalty regime, production from this field will be subject to the fixed 20% royalty. If a discovery is made in the area covered by the Deep Dindal association contract, it will be subject to the new royalty regime.

CRISTALES ASSOCIATION CONTRACT

    In February 2001, we acquired the Cristales association contract, covering an area of approximately 200,000 gross contiguous acres located immediately to the east of the Dindal and Deep Dindal association contract areas. We have a 100% interest in this association contract. The fiscal terms of the Cristales association contract are identical to the Deep Dindal terms, with one exception: the Cristales association contract has a 6-year exploration period and a 22-year production period, as compared to a 3-year exploration period and a 25-year exploration period under the Deep Dindal association contract. Our first year obligation under this contract is to conduct remote sensing work and other geological and geochemical studies at an expected cost of $350,000. Colombia's new royalty regime will be applied to any discovery made with the Cristales association contract area.

ROSABLANCA ASSOCIATION CONTRACT

    Effective February 28, 1998, we acquired a 75% interest in the adjoining Rosablanca and Montecristo association contract areas. In late 2000, we reached an agreement with Ecopetrol to drill one well on the Rosablanca association contract area and relinquish the Montecristo association contract to satisfy various second and third year work obligations under these contracts. Additionally, in accordance with the contract terms, we recently reduced the size of the Rosablanca contract area by approximately 74,000 acres. The Rosablanca contract now covers approximately 242,500 gross contiguous acres in the northern Middle Magdalena Basin. Under the terms of the recently signed agreement with Ecopetrol, the well on the Rosablanca contract was supposed to be started by February 28, 2001. However, we have not received the required environmental permit from the Colombian Ministry of Environment. Consequently, Ecopetrol granted us a six-month extension to drill this well. This well, to be called the Santa Fe - 1, will be drilled to an estimated total depth of 3400 feet at an estimated gross cost of $1.0 million.

    The terms of the Rosablanca association contract are similar to the Rio Seco association contract, but with two major beneficial changes. First, after a declaration of commerciality, Ecopetrol's interest in production and costs would be on an individual-field basis rather than being applicable to the entire contract. Second, the Rosablanca association contract provides for an additional term of four years in the event a gas field is discovered. Colombia's new royalty regime will be applied to any discovery made within the Rosablanca association contract area.

    On November 8, 2000, we notified Potomac Energy Corporation, a 25% working interest partner in the Rosablanca association contract, that it was in default of approximately $0.4 million of its share of costs under the joint operating agreement. Potomac had to remedy the default by January 8, 2001 to avoid forfeiting its interest in the contract area. Potomac did not remedy the default, and as a result, we now have a 100% interest in the association contract.

TAPIR ASSOCIATION CONTRACT

    In April 1996, we acquired an 11.875% initial working interest in the Tapir association contract, which covers 116,795 acres in Colombia's Central Llanos basin and is located 40 miles east of the Cusiana Field. The Tapir association contract was effective on February 6, 1995 on terms substantially similar to the Rio Seco association contract. Mohave Colombia Corporation (Mohave) is the operator and 37.5% working interest owner of the Tapir association contract. The other two initial working interest owners are Doreal Energy Corporation with 12.5% and Solana Petroleum Exploration Colombia (Solana) with 38.125%

    In 1998, we participated in the Mateguafa-1 well, which produced oil at a rate of 777 BOPD during testing. In 1999, we participated in the Caporal-1 well to test a different prospect within the Tapir contract area. The Caporal-1 well was a dry hole. During the first half of 2000, we participated in the Mateguafa-2A well, located 1.8 kilometers south of the Mateguafa-1 well. This well has not been tested, but is scheduled for completion and testing operations in 2001 along with additional production testing of the Mateguafa-1 well.

    In August 2000, we signed a purchase and sale agreement with Solana to sell our 11.875% interest in the Tapir association contract for 3,000,000 common shares of Solana's parent corporation, Solana Petroleum Corporation. Seven Seas and Solana have subsequently agreed to terminate this purchase and sale agreement. Additionally, Solana is in default for failure to pay its participating share of Joint Account expenses, and has agreed to relinquish its interest in the Tapir association contract. We have agreed to be assigned our proportionate share of the interest in the Tapir association contract that Solana will relinquish. Upon receipt of that assignment, our interest in the Tapir association contract will increase to approximately 19.19%

    In January 2001, Mohave will begin the sixth year work program. The proposed program includes the construction of an all-weather road, production testing the Mateguafa 1 and 2 wells, and drilling an exploratory well. With our 19.19% interest in the Tapir association contract, our share of costs of the 2001 work program is estimated to be $2.1 million. We will, however, continue to look for a potential purchaser for our interest.

                              OIL AND GAS RESERVES

    The following table sets forth our estimated net proved oil and gas reserves, the estimated future net revenues before income taxes, the present value of estimated future net revenues before income taxes related to proved reserves and the standardized measure of discounted future net cash flows related to proved reserves, in each case as of December 31, 2000 and 1999. All information relating to estimated net proved oil and gas reserves and the estimated future net revenues and cash flows attributable thereto is based upon a report from Ryder Scott Company Petroleum Consultants. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the United States Securities and Exchange Commission.

                                                                        AS OF          AS OF
                                                                    DECEMBER 31,   DECEMBER 31,
                                                                       2000(1)         1999
                                                                    ------------   ------------
Total net proved reserves:
  Oil (MBbls) ...................................................         47,992         34,880
  Gas (MMcf) ....................................................             --             --
  Total (MBOE) ..................................................         47,992         34,880
Net proved developed reserves:
  Oil (MBbls) ...................................................         15,853         11,001
  Gas (MMcf) ....................................................             --             --
  Total (MBOE) ..................................................         15,853         11,001
Estimated future net revenues before income taxes
  (in thousands)(2) .............................................   $    670,068   $    605,603
Present value of estimated future net revenues before income taxes
  (in thousands)(2) .............................................   $    394,054   $    311,374
Standardized measure of discounted future net cash flows
  (in thousands)(2)(3) ..........................................   $    289,345   $    230,967

- ----------

(1) The increase in the Company's net reserves is principally due to the May 2000 decision by Ecopetrol, Colombia's national oil company, not to participate in the development of the Guaduas Oil Field and to permit Seven Seas and its partners to proceed on a sole-risk basis.

(2) The present value of estimated future net revenues was prepared using constant prices as of December 31, 2000 and 1999, discounted at 10% per annum on a pre-tax basis. The net price for 2000 was calculated using the December 31, 2000 price of $26.80 per barrel, less $8.64 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $18.16 per barrel. The net price for 1999 was calculated using the December 31, 1999 price of $25.60 per barrel, less $4.50 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $21.10 per barrel.

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

    Approximately 67% of our total estimated proved reserves at December 31, 2000 were undeveloped. Recovery of these reserves will require significant spending and successful drilling and completion operations. Although estimates of our reserves and related costs have been prepared in accordance with industry standards, we cannot be certain that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

PRODUCTIVE WELLS

    The following table sets forth the gross, or total, number of productive oil and gas wells in which we have an interest as of December 31, 2000 and also sets forth the net number as of the same date. The net number of productive wells is determined by multiplying the number of gross wells by our working interests in those wells.

                                              WELLS(1)
                                 ---------------------------------
                                       OIL               GAS
                                 ---------------   ---------------
                                  GROSS   NET(2)    GROSS   NET(2)
                                 ------   ------   ------   ------
         Colombia ............        9      4.4        0      0.0
                                                   ------   ------
              Total ..........        9      4.4        0      0.0

- ----------

(1) One or more completions in the same well bore are counted as one well.

(2) Net interests are based on our respective working interests in the association contracts that cover the areas in which these wells were drilled, and are before Ecopetrol's participation.

ACREAGE

    The following table sets forth estimates of our gross and net developed and undeveloped acreage for which oil and gas leases or association contracts were held as of December 31, 2000. The gross acres number reflects the total number of acres in which we have an interest, without regard to the size of that interest. Net acres are determined in the same way that net wells are determined, by multiplying the gross acres by our interest in those acres. Undeveloped acreage means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether the acreage contains proved reserves.

                                                               DEVELOPED                   UNDEVELOPED
                                                     ---------------------------   ---------------------------
                                                      GROSS ACRES   NET ACRES(1)    GROSS ACRES   NET ACRES(1)
                                                     ------------   ------------   ------------   ------------
                               Colombia ..........         12,821          7,398        719,474        524,206
                                    Total ........         12,821          7,398        719,474        524,206

- ----------

(1) Net acres are based on our respective working interests in the association contracts that cover these areas, and are before Ecopetrol's participation.

DRILLING ACTIVITY

    The following table sets forth the number of wells drilled by us from inception through December 31, 2000:

                                                 EXPLORATORY                         DEVELOPMENT
                                      ---------------------------------   ---------------------------------
                                        PRODUCTIVE            DRY           PRODUCTIVE            DRY
                                      ---------------   ---------------   ---------------   ---------------
                                       GROSS   NET(1)    GROSS   NET(1)    GROSS   NET(1)    GROSS   NET(1)
                                      ------   ------   ------   ------   ------   ------   ------   ------
Year ended December 31, 2000:
  Colombia ........................        2      0.8        0      0.0        0      0.0        0      0.0
Year ended December 31, 1999:
  Colombia ........................        0      0.0        2      0.7        0      0.0        0      0.0
Year ended December 31, 1998:
  Colombia ........................        2      0.8        5      2.9        0      0.0        0      0.0
Year ended December 31, 1997:
  Colombia ........................        3      1.7        0      0.0        0      0.0        0      0.0
Year ended December 31, 1996:
  Colombia ........................        2      1.2        0      0.0        0      0.0        0      0.0
  Argentina .......................        0      0.0        1      0.3        0      0.0        0      0.0
                                      ------   ------   ------   ------   ------   ------   ------   ------
                                           2      1.2        1      0.3        0      0.0        0      0.0
Year ended December 31, 1995:
  Australia .......................        0      0.0        1      0.1        0      0.0        0      0.0

- ----------

(1) Our net interests in wells located in Colombia are before Ecopetrol's participation.

OTHER INFORMATION

    We have included additional information regarding our oil and gas operations in the notes to our 2000 consolidated financial statements. This information addresses:

    o our capitalized costs related to our oil and gas activities incurred in 2000, 1999 and 1998;

    o our development, property acquisition and exploration costs incurred in 2000, 1999 and 1998;

    o our proved reserves in 2000, 1999 and 1998;

    o the standardized measure of discounted future net cash flows attributable to our proved oil reserves for 2000, 1999 and 1998; and

    o the principal sources of changes in our standardized measure of discounted future net cash flows in 2000, 1999 and 1998.

ITEM 3. LEGAL PROCEEDINGS

HEIRS OF NICOLAS BELTRAN FRANCO

    Two of our subsidiaries, Petrolinson, S.A. and GHK Colombia, along with the former owner of Petrolinson, S.A., Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs are the heirs of Nicolas Beltran Franco. The plaintiffs have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. Our Colombian counsel, Raisbeck, Lara, Rodriguez and Rueda, members of the law firm of Baker and McKenzie, believe that if this claim is litigated the chances of the plaintiffs succeeding are remote.

SURFACE LOCATION

    A lawsuit was filed by the landowner of the El Segundo 1 surface location to cancel our surface lease. We responded to this claim on November 4, 1999, and have vigorously defended this claim. Examinations regarding the claim were held in September 2000, and the probatory stage of the matter was closed on March 21, 2001. Our Colombian legal counsel advised us that, on the basis of the claims asserted, it is unlikely that we will lose the lawsuit.

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

FORMER MANAGEMENT

    Seven Seas and two of its officers and directors, Robert A. Hefner, III and Larry Ray, and one of its former directors, Breene M. Kerr, have been sued by four former Seven Seas officers and directors in DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs allege that Seven Seas failed to obtain extensions of time in which the plaintiffs could exercise certain stock options granted to them, and that all defendants induced them to enter into separation agreements with Seven Seas that they would have not entered into but for Seven Seas' agreement to obtain an extension of time for plaintiffs to exercise their stock options. The plaintiffs filed the case October 2, 2000, seeking damages in excess of $13 million. The Company has responded, denying plaintiffs' allegations and the case is in the early stages of discovery. Mediation is currently scheduled for late April and a preliminary trial date has been set for June. Seven Seas intends to vigorously defend the case.

FORMER EMPLOYEE

    A lawsuit has been filed against GHK Company Colombia in the Bogota labor court by a former employee who claims that he incurred $1.6 million in expenses in connection with a criminal action filed against him in Guaduas. Our Colombian legal counsel has advised us that it is unlikely that we will lose the lawsuit due to the fact that, upon his departure from service, the plaintiff acknowledged that GHK had paid in full all monies owed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common shares have been listed on the American Stock Exchange under the symbol "SEV" since January 9, 1998. From February 10, 1997 until March 9, 2001, our shares were also listed on The Toronto Stock Exchange in Toronto, Ontario, Canada under the symbol "SVS.U." Effective at the close of business on March 9, 2001, we delisted our shares from The Toronto Stock Exchangein connection with our continuance from the Yukon Territory to the Cayman Islands.

    The following tables summarize the high and low sales prices for each full quarterly period within the two most recent fiscal years. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted.

                           THE TORONTO STOCK EXCHANGE

                                   HIGH        LOW
                                 --------   --------
1999
First Quarter ................   $   9.10   $   3.60
Second Quarter ...............       5.05       2.65
Third Quarter ................       4.05       2.36
Fourth Quarter ...............       3.15       1.51
2000
First Quarter ................   $   3.00   $   1.50
Second Quarter ...............       2.25       0.80
Third Quarter ................       3.70       0.80
Fourth Quarter ...............       3.52       1.00

    The following table summarizes the high and low sales prices as reported on the American Stock Exchange for the periods listed below.

                             AMERICAN STOCK EXCHANGE

                                   HIGH        LOW
                                 --------   --------
1999
First Quarter ................   $   9.25   $   3.56
Second Quarter ...............       5.13       2.50
Third Quarter ................       4.19       2.50
Fourth Quarter ...............       3.19       1.50
2000
First Quarter ................   $   3.19       1.69
Second Quarter ...............       2.06       0.94
Third Quarter ................       3.88       1.00
Fourth Quarter ...............       3.88       0.81

    As of March 28, 2001, there were approximately 679 shareholders of record. We have never declared or paid cash dividends on our common shares. We expect to retain all earnings in the foreseeable future for the development of our business.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial data for Seven Seas as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and accompanying notes included elsewhere in this document.

                                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                                ----------    ----------    ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenue ...................................   $    6,434    $    5,313    $    3,797    $    1,567    $      575
  Net loss ..................................       (5,907)       (6,789)      (90,199)       (7,928)       (2,195)
  Net loss per common share .................        (0.16)        (0.18)        (2.49)        (0.24)        (0.17)
  Weighted average shares
     outstanding ............................       37,836        37,862        36,204        32,505        12,972
BALANCE SHEET DATA (END OF
  PERIOD):
  Cash and cash equivalents .................   $   12,128    $   22,447    $   38,147    $   18,067    $   10,620
  Total assets ..............................      254,076       261,082       279,900       291,914       235,501
  Current liabilities .......................        8,704         9,714        12,357         8,205         2,806
  Long-term debt ............................      110,000       110,000       110,000        25,000            --
  Minority interest .........................           --            --         9,713         4,087         1,060
  Stockholders' equity ......................      110,669       116,574       123,098       184,163       167,667

    In June 1999, we restructured our interest in Colombia resulting in the elimination of a minority interest owner in one of our subsidiaries. There was no impact on our net ownership interest in the Guaduas Oil Field. See footnote 14 to the financial statements for a further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  INTRODUCTION

    The following discussion is intended to assist in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2000.

                                    OVERVIEW

    Our principal asset is a 57.7% interest, before participation by Ecopetrol, in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As of December 31, 2000, Ryder Scott Company Petroleum Consultants estimated total proved recoverable reserves for the Guaduas Oil Field of 155.9 million barrels of oil, of which 47.9 million barrels of oil were attributable to our interest.

    Our current plans for the year 2001 are set forth under "Business -- Our Current Strategy." Whether we can achieve our objectives on schedule depends on a number of factors, many of which are not within our control. Factors include securing financing to fund our share of costs for our 2001 development and exploration strategy, timely environmental permitting, timely payments by the association contract partners of their share of these costs and the market price of oil field equipment and services. We will seek additional sources of financing through project financing, industry joint ventures or arrangements with industry service companies, commercial bank borrowings and traditional debt and equity financing.

    In our 1999 Form 10-K and subsequent U.S Securities and Exchange Commission filings, we outlined three scenarios for moving forward with the development of the Guaduas Oil Field. Scenario 1 assumed Ecopetrol participated in the development of the Guaduas Oil Field. Scenario 2 assumed Ecopetrol did not participate in the development of the field, but authorized Seven Seas and our partners to proceed with development on a sole-risk basis. Sole-risk means that Seven Seas and our partners pay 100% of development costs and retain all revenues from production after the 20% Colombian royalty deduction. Ecopetrol has the right to start participating in development at any time subject to Seven Seas and partners' right to recover 200% of the development costs spent since Ecopetrol's decision not to participate plus certain exploration costs. Scenario 2 also assumed that together with our partners we would proceed to develop the field as proposed to Ecopetrol (i.e. construct a pipeline and drill development wells for production of 20,000 BOPD to 30,000 BOPD). Like Scenario 2, Scenario 3 assumed that Ecopetrol would elect not to participate, but assumed that we would modify our development program as proposed to Ecopetrol by postponing the construction of the pipeline and development drilling.

    After Ecopetrol elected not to participate in the development on May 23, 2000, together with our partners, we elected to proceed sole-risk under Scenario
2. In previous filings, including last year's Form 10-K, we stated that if we proceeded under Scenario 2, we expected to commence pipeline production approximately one year after Ecopetrol made its election. As of the filing date of this report, we are on schedule to complete the pipeline by mid-year 2001. The following narrative summarizes the principal activities of 2000.

                                 2000 IN REVIEW

    During the first quarter of 2000, we fulfilled our obligations under a September 23, 1999 Memorandum of Understanding agreement with Ecopetrol that eventually led to Ecopetrol's decision on whether to participate in the development of the Guaduas Oil Field. Specifically, we completed the long-term production test of the Guaduas Oil Field, producing close to 350,000 barrels of oil, conducted a pressure-build up test and completed and tested the El Segundo 4-E well.

    We continued our cost reduction program and reorganization of our Bogota office, reducing the number of positions by approximately 42 at an annualized savings of approximately $0.8 million. This cost reduction program, which commenced in 1999, contributed to a $0.4 million decrease in our general and administrative costs between 2000 and 1999, and a decrease of over $2.5 million between 2000 and 1998. Our 2000 general and administrative costs included over $1.3 million in non-reoccurring expenses associated with severance costs and our continuance to the Cayman Islands.

    Also during the first quarter of 2000, we hired J. Anthony Stuart, a 22-year employee of British Petroleum, as our drilling manager in our Bogota office. Mr. Stuart had spent the previous nine years working for BP in Colombia on the development of the

Cusiana-Cupiagua field, Colombia's largest known oil field. At the time of his retirement from BP, Mr. Stuart was serving as Drilling Operations Manager. In early 2001, we made Mr. Stuart Vice President of Operations of GHK Company Colombia, our subsidiary in Colombia and the operator of the Guaduas Oil Field. Mr. Stuart will oversee the drilling of the subthrust exploration well provided it is drilled this year. Concurrent with Mr. Stuart's promotion, we also named Claudia M. Vaca Vice President of Legal, Finance and Administration of GHK Company Colombia. Prior to this position, Ms. Vaca, who is a graduate of the Harvard Law School, was serving as GHK Company Colombia's General Counsel.

    In July and August of 2000, after Ecopetrol decided not to participate in the development of the Guaduas Oil Field and we decided to proceed sole-risk, the Colombian Ministry of Environment and Ministry of Mines and Energy granted all the permits and licenses required to develop and produce the Guaduas Oil Field.

    After we received the requisite Colombian governmental approvals and licenses, we commenced post-exploration phase production of the Guaduas Oil Field on August 9, 2000. With the exception of pre-scheduled field shut-in periods or road closures, we produced and trucked between 4,000 BOPD and 6,000 BOPD for the remainder of the year, resulting in gross total production of over 400,000 barrels of oil, 189,988 of which were net to our interest.

    In October 2000, we commenced operations for the construction of the pipeline, ordering long-lead items such as pipe and pumps, and we began to purchase rights-of-way.

    During the fourth quarter of 2000, we re-drilled, completed and tested the El Segundo 6-E well. During a fifteen day production test, the El Segundo 6-E produced at an average rate of 320 BOPD, establishing production seven kilometers south of the southern most productive well in the Guaduas Oil Field.

    In November 2000, R. Randolph Devening was appointed to our Board of Directors. Mr. Devening currently serves as Chief Executive Officer of Foodbrands America, Inc., a leading U.S. producer, marketer and distributor of frozen and refrigerated products. Mr. Devening joined Foodbrands America as Chairman, President and CEO in 1994 when it was a public company listed on the New York Stock Exchange and prior to it becoming a subsidiary of IBP, inc. Before joining Foodbrands America, Mr. Devening held various senior level positions, including Vice Chairman of the Board of Fleming Companies, Inc. Mr. Devening is a graduate of Stanford University and holds a Masters in Business Administration in Finance and Marketing from Harvard Business School. He currently serves as director of Hancock Fabrics, Inc., Keystone Automotive Operations, Inc., and Love's Country Stores, Inc.

    In December 2000, we secured a $10 million loan from Stillwater National Bank to be used primarily for the construction of the 36-mile Guaduas - La Dorada pipeline.

    Throughout the second half of the year, we were in negotiations with our Guaduas Oil Field partners regarding their participation in the pipeline and the subthrust Dindal prospect. These negotiations were completed in late-January 2001. Key aspects of the global partner agreement that we signed in January 2001 are as follows:

    o Sipetrol and Cimarrona elected to participate in the construction of the Guaduas - La Dorada pipeline.

    o Sipetrol and Cimarrona agreed to provide Seven Seas with the opportunity to earn certain of their interests in the subthrust Dindal prospect by drilling a subthrust exploration well and paying Sipetrol and Cimarrona's share of the costs of drilling and testing the well.

Additional information on our global partner agreement is available in a Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2001.

    In late 2000, we reached an agreement with Ecopetrol to drill an exploration well on the Rosablanca association contract area and relinquish the Montecristo association contract to satisfy various second and third year obligations under these contracts.

    One of the matters that culminated in early 2001, but which we worked on in 2000, was securing the Deep Dindal and Cristales association contracts. The Deep Dindal association contract, which is generically referred to as an "on top" contract because it originated from the Dindal association contract, covers the subthrust Dindal prospect located below the Guaduas Oil Field. The Deep Dindal contract provides better economic terms than the original Dindal association contract. The Cristales association contract covers approximately 300,000 acres immediately to the east of the Guaduas Oil Field and the subthrust Dindal prospect.

    Another matter that culminated in early 2001, but which we worked on in 2000, was continuing the Company to the Cayman Islands from the Yukon Territory, Canada. The principal reason for the change of domicile was to lower our future worldwide effective corporate tax rate. Other considerations were that most of our shareholders are not Canadian and all of our oil and gas revenues are from non-Canadian operations. On February 28, 2001 we received shareholder approval for the continuation, and effective March 1, 2001 we continued as a Cayman Island company.

    During the fourth quarter of 2000, we commenced a search for a chief financial officer. In March 2001, we announced that Ronald A. Lefaive was joining our Company as Vice President of Finance and Chief Financial Officer. Mr. Lefaive has 25 years of finance and accounting experience in the domestic and international oil and gas industry, including positions with Halliburton Company, Chesapeake Energy Corporation, Phibro Energy Inc. and Shell Oil Company. Additionally, he has an extensive background in information technology. Mr. Lefaive is a certified public accountant and holds a Bachelor's of Business Administration degree in accounting from the University of Houston.

    In summary, in 2000, we took several important steps toward developing the Guaduas Oil Field and securing a sustained source of cash flow. We also positioned ourselves to test the upside potential of the subthrust Dindal prospect in the near future under favorable terms with our partners and Ecopetrol.

                              OUR CURRENT STRATEGY

    Our strategy for 2001 and 2002 includes the continued development of the Guaduas Oil Field and new exploration. A summary of our strategy follows:

Development

Pipeline and Production Facilities - We expect to complete the 36-mile La Dorada
- - Guaduas pipeline that will connect the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure by mid 2001. The pipeline will have an initial capacity of approximately 25,000 BOPD, but can be increased to 40,000 BOPD with additional investment. Since we broke ground in January 2001, we have made the following progress:

    o   Completed the purchase of rights-of-way for the pipeline route

    o   Taken delivery of the 10-inch pipe for the pipeline

    o   Nearly completed the clearing of the pipeline route

    o Successfully completed underground river crossing, the most difficult part of the construction

    o Secured access to existing pipelines that will transport Guaduas Oil Field production from La Dorada, the end point of the pipeline we are constructing, to the Caribbean port of Covenas

We completed construction of a production facility for the production of 4,000 BOPD to 6,000 BOPD in January 2000. We now have four 5,000-barrel storage tanks on location, and we expect to complete the production facility for pipeline production by mid 2001.

    The gross costs of constructing the pipeline and production facilities are approximately $24 million, our share of which is approximately $13.8 million.

Development Wells - We recently agreed with our Guaduas Oil Field partners to a two-year development well drilling schedule that provides for the drilling of nine development wells and one injector well for field pressure maintenance over the course of 2001 and 2002. We believe these wells will increase pipeline production of the Guaduas Oil Field from its initial rate of 8,000 BOPD - 10,000 BOPD to approximately 25,000 BOPD; however, actual production will depend on the results of the development wells. The gross costs of this development well drilling program is estimated to be $44 million, our share of which is approximately $25 million. In 2001, four development wells and one injector well are scheduled at a gross cost of $22 million, our share of which is approximately $13 million. Implementing this development drilling program will depend on our ability to finance our share of the costs.

    In summary, our 2001--2002 development strategy includes completing the Guaduas - La Dorada pipeline and production facilities for pipeline production and drilling nine development wells and one injector well at a gross cost of $68 million, our share of which is approximately $40 million. In 2001, we expect to complete the pipeline and production facilities and drill four of the nine developments wells and the one injector well. The gross cost of 2001 development operations, including the pipeline and production facilities is expected to be approximately $46 million, our share of which is approximately $27 million.

Exploration

Subthrust Dindal Prospect - In 2001, we plan to drill an exploration well to test the high potential subthrust Dindal prospect, located below the Guaduas Oil Field. As of February 2001, this prospect is covered by the Deep Dindal association contract that originated from the Dindal association contract. This new contract provides more favorable fiscal terms than the original Dindal association contract. Under the Deep Dindal association contract, our working interest after Ecopetrol elects to participate in the development of an oil and gas discovery starts at 70%, as compared to 50% under the Dindal contract. Additionally, as oil production increases, our working interest will gradually decrease to a minimum of 35%, as compared to 30% under the Dindal contract. In January 2001, we signed a global agreement with our Guaduas Oil Field partners that included a farm out of certain of their interests in the Deep Dindal association contract. As a result of an exploration agreement with our Guaduas Oil Field partners, we now have a 100% interest in the Deep Dindal association contract, subject to an obligation to assign between approximately 14% and 26% to our partners after the first well has been drilled and tested.

    In last year's Form 10-K, we estimated the gross costs of drilling and completing this well would be approximately $18 million. This estimate was based on the assumption that we would have to drill the well outside of an area that the Municipality of Guaduas had declared a forest reserve prohibiting oil and gas operations. The Municipality has subsequently revoked that forest reserve and adopted a previously created national forest reserve as the only existing reserve. The existing forest reserve does not prohibit oil and gas activities, and in fact, the Escuela 1, the first well drilled on the Dindal association contract by our subsidiary GHK Company Colombia, was drilled from a surface location within the existing forest reserve. Although we must still receive a new environmental permit from the Colombian Ministry of Environment, we plan to re-use the Escuela location for the subthrust exploration well. As a result, we now estimate the cost of drilling and completing this well to be $15 million. Because we have a 100% working interest in the Deep Dindal association contract, we will be responsible for the entire cost of drilling and testing the well. Our ability to commence drilling of this well in 2001 is subject to 1) securing financing for the costs of the well, 2) timely receiving the required environmental permit, and 3) contracting a drilling rig. We plan to commence drilling this well as soon as possible after these three conditions have been satisfied, which we expect will be in late-summer 2001.

Rosablanca exploration well - We plan to drill an exploration well on the Rosablanca association contract located in Colombia's Magdalena Valley, approximately 220 miles north of the Guaduas Oil Field. This well was scheduled to commence before February 28, 2001 to satisfy certain obligations under the Rosablanca contract. However, we have not received the required environmental permit from the Colombian Ministry of Environment. Ecopetrol recently granted a 6-month extension on our obligation as a result of this delay. This well, to be called the Santa Fe - 1 well, will be drilled to an estimated total depth of 3400 feet at an estimated gross cost of $1.0 million, of which we are responsible for 100%.

Tres Pasos 16 exploration well - During the third quarter of 2001, we plan to commence drilling of the Tres Pasos 16 exploration well to test the west side of the Guaduas Oil Field structure. This well will satisfy the sixth-year exploration obligation under the Rio Seco association contract. We estimate the gross cost of this well will be $5.5 million, or $3.0 million net to Seven Seas.

    In summary, our planned exploration strategy in 2001 provides for the drilling of three exploration wells at a gross cost of approximately $22 million, our share of which is approximately $19 million. Coupled with our development strategy, the gross total of planned capital expenditures in 2001 is approximately $68 million, our share of which is approximately $46 million. Our ability to fully implement our exploration and development strategy is subject to 1) securing financing for our share of costs, 2) timely receiving required environmental permits, 3) contracting the required oil and gas services and equipment, and 4) completing the Guaduas - La Dorada pipeline and commencing pipeline production. For additional information on our financing plans, see the next section "-- Financing Our Current Strategy".

                         FINANCING OUR CURRENT STRATEGY

    In December 2000, we entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. On March 30, 2001, the loan's maturity date was extended from December 31, 2001 to April 1, 2002. The Stillwater National Bank loan is secured by all of the stock of the operating subsidiaries of Seven Seas and is guaranteed by Robert A. Hefner III, chairman and chief executive officer of Seven Seas. Mr. Hefner received remuneration of $62,500 for his guarantee. The loan carries a coupon of the Prime Rate plus
 .75%, and interest is payable monthly until the loan is due in full on April 1, 2002. Seven Seas intends to use these funds for working capital and plans to replace, without penalty, this non-convertible loan with the proceeds from a larger financing planned for 2001. Proceeds from the financing could also be used to finance the $6.9 million interest payment that will be due on November 15, 2001 on our $110 million senior notes.

    Furthermore, we believe that once the pipeline is built and is actually producing at the rate of between 8,000 BOPD and 10,000 BOPD, additional funds could be borrowed from the same or other lender(s) to finance a portion of the development costs necessary to bring production up to 25,000 BOPD. At this time, we do not know what percent or how much of our revenue will have to be dedicated to service the pipeline debt. However, we intend to arrange this financing in such a way that loan proceeds and cash flow reserves will be sufficient to meet our $6.9 million interest payment due on November 15, 2001 for our $110 million senior notes.

    Non-discretionary capital commitments for the year 2001 are the costs of constructing the pipeline (for an initial production rate of between 8,000 BOPD and 10,000 BOPD), drilling an exploratory well on the Rio Seco block, drilling an exploratory well on the Rosablanca block and the November 15, 2001 interest obligation for the $110 million senior notes. In the event we are unable to assign our interest in the Tapir association contract, we may be responsible for our proportionate share of all or a portion of the costs of the 2001 work program. See "Properties - Colombian Properties - Tapir association contract". The following table reflects our currently planned capital expenditures through the year 2001.

                                                                  ESTIMATED COST
                                                            ----------------------------
DESCRIPTION OF PROJECT/EXPENDITURE                           GROSS             NET TO US             STATUS
- ----------------------------------                          -------            ---------             ------
                                                                  (IN THOUSANDS)
Pipeline and production facilities................          $24,000             $13,848       Construction underway.
Exploratory well - Rosablanca block...............          $ 1,000             $ 1,000       Obligation
Exploratory well - Tres Pasos 16..................          $ 5,500             $ 3,025       Obligation
Senior Note 11/15/01 Interest Payment.............          $ 6,875             $ 6,875       Due 11/15/01
Tapir working program (2).........................          $ 2,129             $ 2,129       Potential obligation
                                                            -------             -------
           Non-Discretionary Sub-Total............          $39,504             $26,877
                                                            =======             =======

2001 Development Drilling Program(1)                                                          Discretionary expenditure
(4 development wells, 1 injector well)............          $22,000             $12,694       subject to financing
Subthrust exploration well........................          $15,000             $15,000       Discretionary expenditure
                                                                                              subject to financing
                                                            -------             -------
           Discretionary Sub-Total................          $37,000             $27,694
                                                            =======             =======

           Grand Total............................          $76,504             $54,571

- ----------

(1) 2001 development drilling program is part of a two-year plan that has Guaduas Oil Field partner approval to increase pipeline production from its initial rate of 8,000 - 10,000 BOPD to 25,000 BOPD. Under this plan, we will drill an additional 5 development wells in 2002 at a gross cost of approximately $22 million, or $12.7 net to Seven Seas.

(2) In the event we are unable to assign our interest in the Tapir association contract, we may be obligated to participate in all or a portion of the 2001 work program.

    Possible sources of financing include:

    o   commercial bank borrowing;

    o industry joint ventures or similar arrangement with industry service and supplies companies;

    o   forward sales of oil; and

    o   debt and equity financing.

    All debt financing will be on a secured basis. Under the terms of our $110 million senior notes, we are permitted to incur general indebtedness that can be senior to our senior notes not exceeding the greater of (i) $25 million, or (ii) the sum of 100% of our cash and cash equivalents, plus 100% of our receivables from Ecopetrol, and plus 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities and Exchange Commission. As of December 31, 2000, the maximum permitted amount of secured borrowing was approximately $130.3 million. We are also authorized under the terms of the senior notes to borrow an additional $10 million for project financing, such as to pay the purchase price or construction costs of the pipeline and production facilities. We have plans to seek approximately $45 million in new financing; however, there are no assurances that we will be successful.

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

    We had working capital, net of restricted investments, of $12.7 million, including unrestricted cash and cash equivalents of $12.1 million as of December 31, 2000. Our non-discretionary capital commitments for 2001 are approximately $17.9 million, not including a potential obligation on the Tapir association contract discussed above. Additionally, we have a $6.9 million interest payment due on November 15, 2001. Our non-discretionary expenditures in 2001 total $24.8 million, not including a potential obligation on the Tapir block. We plan to use our available cash as set forth under "Business -- Our Current Strategy". See also "-- Financing Our Current Strategy"

EQUITY AND FINANCING ACTIVITIES

    As of December 31, 2000, we had 37,836,420 common shares, par value of $0.001, outstanding, of which none are restricted. At December 31, 2000, we had outstanding $110.0 million of 12 1/2 % senior notes due May 15, 2005.

    In accordance with the terms of the senior notes, we were required to hold in a separate account or in escrow monies to provide for the first three years of interest payable under the senior notes. We purchased $13.5 million in U.S. government securities from the proceeds of the senior notes and deposited the securities in a segregated account. The amount deposited into the segregated account was enough to pay the first two interest payments. We also purchased and pledged $25 million of U.S. government securities to ensure payment of the four scheduled interest payments on the notes from November 15, 1999 through May 15, 2001. As of December 31, 2000, after making five interest payments, we had $6.7 million in U.S. government securities remaining, which is sufficient to pay interest on the senior notes through May 2001.

    Our activities from inception through December 31, 2000 were funded primarily by the proceeds from private placements of our securities, including our common shares, warrants and notes, resulting in aggregate cash proceeds of $157.0 million. Recent transactions include:

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

o Stillwater National Bank Loan. In December 2000, we entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. On March 30, 2001, the loan's maturity date was extended from December 31, 2001 to April 1, 2002. The Stillwater National Bank loan is secured by all of the stock of the operating subsidiaries of Seven Seas and is guaranteed by Robert A. Hefner III, chairman and chief executive officer of Seven Seas. Mr. Hefner received remuneration of $62,500 for his guarantee. The loan bears interest at an annual rate of the Prime Rate plus .75%, and interest is payable monthly until the loan is due in full on April 1, 2002. Seven Seas intends to use these funds for working capital and plans to replace, without penalty, this non-convertible loan with the proceeds from a larger financing planned for 2001. As of the date of this filing, we had drawn $3 million on this loan.

    At any time prior to May 15, 2001, we may redeem up to 33 1/3% of the original aggregate principal amount of the $110 million senior notes at a redemption price of 112.50% of the principal amount redeemed with a portion of the net proceeds of an equity or strategic investor offering, provided that at least 66 2/3% of the original aggregate principal amount of the senior notes remains outstanding immediately after the redemption. In the event of certain changes affecting withholding taxes applicable to certain payments on the senior notes, the senior notes may be redeemed at our option, in whole but not in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the redemption date. Upon the occurrence of a change of control:

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

CAPITAL SPENDING

    From inception through December 31, 2000, we had cash expenditures for the exploration of oil and gas properties of $121.3 million.

              ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

    The consolidated financial statements and notes thereto included in this document have been prepared in accordance with generally accepted accounting principles in the United States.

    Our exploration and development activities have not generated a substantial amount of revenue, thus requiring the financial statements to be presented as a development stage enterprise. Accumulated losses are presented on the balance sheet as "Deficit accumulated during the development stage." The income statement presents revenues and expenses for each period presented and also a cumulative total of both amounts from our inception. Period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of Seven Seas will be highly dependent upon the success of our Guaduas Oil Field operations. The statement of cash flows shows inflows and outflows for each period presented and from our inception. In addition, the Notes to Consolidated Financial Statements are required to identify the enterprise as development stage.

    We follow the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. We capitalized general and administrative costs of $0.2 million, $0.3 million, and $0.3 million in 2000, 1999, and 1998, respectively. We capitalized interest of $13.2 million, $13.8 million and $9.8 million in 2000, 1999 and 1998 respectively.

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

                     RESULTS OF DEVELOPMENT STAGE OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Revenues from oil sales were $4.6 million, $2.3 million and $0.02 million in 2000, 1999 and 1998, respectively. Lease operating expenses were $2.6 million, $2.5 million and $0.9 million in 2000, 1999 and 1998, respectively. The $2.3 million and $0.1 million increase during 2000 in oil and gas revenues and lease operating expenses, respectively, was due to the commencement of post-exploration phase production in August 2000.

    Oil production in Colombia (net to us, including minority interest through June 30, 1999) of 189,988 barrels, 199,216 barrels and 1,997 barrels in 2000,
1999 and 1998, respectively, pertaining solely to our share of oil produced, was sold to Refinerie del Nare and Ecopetrol at an average price of $25.02 per barrel in 2000, $12.50 per barrel in 1999 and $8.14 per barrel in 1998.

    Interest income was $1.8 million, $3.1 million and $3.8 million in 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $7.3 million, $7.7 million and $9.8 million in 2000, 1999 and 1998, respectively. Non-reoccurring general and administrative costs in 2000 amounted to $1.3 and were related to the migration of the Company to the Cayman Islands from the Yukon Territory and severance paid to certain employees as part of the Company's reorganization of its Bogota office. The costs incurred during 1998 included $2.1 million relating to costs incurred conducting feasibility studies for the proposed construction of pipeline and production facilities and other development activities in Colombia.

    Depletion, depreciation and amortization was $1.7 million, $1.8 million and $0.7 million in 2000, 1999 and 1998, respectively. We began recording depletion of our proved oil and gas properties in the fourth quarter 1999, resulting in increased amounts in 2000 and 1999.

    As required under the full cost method of accounting, capitalized costs are limited to the sum of (1) the present value of future net revenues, using current unescalated pricing and discounted at 10% per annum from proved reserves and (2) the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. There was no write-down in 1999 or 2000. At December 31, 1998, we recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of five non-commercial exploratory wells.

    Seven Seas incurred net losses of $5.9 million, $6.8 million and $90.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The 1998 loss includes a non-cash write-down of $129.8 million pre-tax. The write-down of oil and gas properties reduced the temporary differences included in deferred tax liabilities resulting in an income tax benefit of $45.4 million and a write-down after taxes of $84.4 million.

                                      TAXES

    Our net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

    During 2000, we were also subject to income taxes in Canada and the United States, where the statutory rates were 45% and 35% respectively. The Company had United States income tax expense of $0.04 million in 2000 and $0.06 million in 1999.

                           FORWARD-LOOKING INFORMATION

    From time to time, Seven Seas may make certain statements that provide shareholders and the investing public with "forward-looking" information as defined by the federal securities laws. Words such as "anticipate," "assume," "believe," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as part of other sections of Seven Seas' filings with the U.S. Securities and Exchange Commission. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, financial position, reserves, the timing and commencement of wells and development plans, drilling results as indicated by log analysis, core samples, examination of cuttings, hydrocarbons shows while drilling and production estimates from wells drilled based upon drill stem tests and other test data, future capacity under credit arrangements, future capital expenditures, liquidity requirements and liquidity sufficiency.

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

Commodity risk

    The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices may fluctuate in response to relatively minor changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Decreases in oil and natural gas prices will adversely affect our future revenues, results of operations and cash flows. Additionally, decreases in oil and natural gas may impede our ability to raise additional capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
          Seven Seas Petroleum Inc. and Subsidiaries
          Report of Independent Public Accountants.......................  29
          Consolidated Balance Sheets as of December 31, 2000
            and 1999.....................................................  30
          Consolidated Statements of Operations and Accumulated
            Deficit for the years ended December 31, 2000, 1999
            and 1998 and from Inception (February 3, 1995) to
            December 31, 2000............................................  31
          Consolidated Statement of Stockholders' Equity for the
            period from Inception (February 3, 1995) to December 31,
            2000.........................................................  32
          Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998 and from Inception
            (February 3, 1995) to December 31, 2000......................  33
          Notes to Consolidated Financial Statements.....................  34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Seven Seas Petroleum Inc.:

We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Cayman Islands company in the development stage, formerly a Yukon Territory Canada corporation, see Note 1) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and accumulated deficit, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception (February 3, 1995) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended 2000, 1999 and 1998 and for the period from inception to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is highly dependent on cash flows from a single production area that has a limited history and may have to seek additional financing to meet its existing commitments and operating needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 2001

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   12,128    $   22,447
  Short-term investments ........................................        1,168            --
  Restricted short-term investments .............................        6,734        13,312
  Accounts receivable ...........................................        7,297         9,821
  Interest receivable ...........................................           55           243
  Inventory .....................................................          563           764
  Prepaids and other ............................................          181           288
                                                                    ----------    ----------
                                                                        28,126        46,875

Note receivable from related party ..............................          215           435
Restricted long-term investments ................................           --         6,391
Land ............................................................        1,071         1,065
Evaluated oil and gas properties, full-cost method, net of
  accumulated depletion of $1,497 at December 31, 2000 and $764 at
  December 31, 1999 .............................................      115,609        96,244
Unevaluated oil and gas properties, full-cost method ............      105,535       105,725
Fixed assets, net of accumulated depreciation of $1,054 at
  December 31, 2000 and $669 at December 31, 1999 ...............          840         1,060
Other assets, net of accumulated amortization of $1,675 at
  December 31, 2000 and $1,068 at December 31, 1999 .............        2,680         3,287
                                                                    ----------    ----------
          TOTAL ASSETS ..........................................   $  254,076    $  261,082
                                                                    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................   $    6,896    $    7,917
  Interest payable ..............................................        1,719         1,719
  Other accrued liabilities .....................................           89            78
                                                                    ----------    ----------
                                                                         8,704         9,714

Long-term debt ..................................................      110,000       110,000
Deferred income taxes ...........................................       24,703        24,794

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Share capital--
  Authorized unlimited common shares par value $0.001 per share;
     37,836,420 and 37,833,420 issued and outstanding at
     December 31, 2000 and 1999, respectively ...................      225,807       225,805
  Deficit accumulated during development stage ..................     (115,138)     (109,231)

  Treasury stock; 29 shares held at December 31, 2000 and
     1999 .......................................................           --            --
                                                                    ----------    ----------
          Total Stockholders' Equity ............................      110,669       116,574
                                                                    ----------    ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $  254,076    $  261,082
                                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           CUMULATIVE
                                                                                                           TOTAL FROM
                                                                                                           INCEPTION
                                                                                                          (FEBRUARY 3,
                                                                     YEAR ENDED DECEMBER 31,                1995) TO
                                                          --------------------------------------------    DECEMBER 31,
                                                              2000            1999            1998            2000
                                                          ------------    ------------    ------------    ------------
REVENUE
  Crude oil sales .....................................   $      4,632    $      2,261    $         16    $      7,922
  Interest income .....................................          1,802           3,052           3,781           9,916
                                                          ------------    ------------    ------------    ------------
                                                                 6,434           5,313           3,797          17,838
EXPENSES
  General and administrative ..........................          7,256           7,683           9,761          36,940
  Oil and gas operating expenses ......................          2,612           2,491             942           7,205
  Depletion, depreciation and
     amortization .....................................          1,729           1,825             674           4,525

  Interest expense ....................................            558              --              --             558
  Writedown of proved oil & gas
     properties .......................................             --              --         129,789         129,789
  Gain (loss) on sale of exploration
     properties .......................................             --             670            (577)            124
  Dry hole and abandonment costs ......................             --              --              --           1,145
  Geological and geophysical ..........................             --              --              --              47
  Other (income) expense ..............................            146             (36)            (97)            (12)
                                                          ------------    ------------    ------------    ------------
                                                                12,301          12,633         140,492         180,321
 NET LOSS  BEFORE  INCOME  TAXES  AND  MINORITY
  INTEREST ............................................         (5,867)         (7,320)       (136,695)       (162,483)
INCOME TAX PROVISION (BENEFIT) ........................             40              62         (45,718)        (45,616)
                                                          ------------    ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST .....................         (5,907)         (7,382)        (90,977)       (116,867)
MINORITY INTEREST .....................................             --             593             778           1,729
                                                          ------------    ------------    ------------    ------------
NET LOSS ..............................................         (5,907)         (6,789)        (90,199)       (115,138)
                                                          ------------    ------------    ------------    ------------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  period ..............................................       (109,231)       (102,442)        (12,243)             --
                                                          ------------    ------------    ------------    ------------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of period ....................   $   (115,138)   $   (109,231)   $   (102,442)   $   (115,138)
                                                          ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE ...............................................   $      (0.16)   $      (0.18)   $      (2.49)   $      (4.11)
                                                          ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING .........................................     37,835,780      37,861,984      36,203,713      28,044,604
                                                          ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  COMMON STOCK                PREFERRED STOCK
                                                                           --------------------------   ---------------------------
                                                            DATE              NUMBER        AMOUNT         NUMBER         AMOUNT
                                                    ---------------------  ------------  ------------   ------------   ------------
Issuance of common share to founder ..............  February 3, 1995                  1  $         --             --   $         --
Issuance of common shares to founder for cash ....  February 27, 1995           999,999            --             --             --
Issuance of common shares in a private
 placement for cash ($0.25 per share) ............  March 22, 1995            4,000,000         1,000             --             --
Issuance of common shares in private
 placements for cash ($0.75 per share): ..........  May 31, 1995              5,687,666         4,266             --             --
                                                    June 9, 1995                979,000           734             --             --
Issuance of common shares in settlement of
 agents' fees ($0.75 per share): .................  May 31, 1995                284,383           213             --             --
                                                    June 9, 1995                 48,950            37             --             --
Less: Common share issuance cost .................  May 31 - June 9, 1995            --          (250)            --             --
Issuance of common shares in connection with
 the May 5, 1995 amalgamation agreement with
 Rusty Lake Resources ($0.25 per share) ..........  June 29-30, 1995            680,464           170             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1995 .....................                           12,680,463         6,170             --             --
Issuance of special warrants in a brokered
 private placement for cash ($2.75 per warrant) ..  March 15, 1996                   --            --             --             --
Issuance of common shares to the Company's
 401(k) plan ($7.875 per share) ..................  April 29,1996                10,000            79             --             --
Purchase Treasury Stock ($8.00 per share) ........  June 26, 1996                    --            --             --             --
Exercise of stock options for cash ($.75 per
 share) ..........................................  Jan. - June 1996            305,000           229             --             --
Exercise of stock options for cash ($7.125
 per share) ......................................  April 29, 1996               10,000            71             --             --
Issuance of exchangeable preferred stock in
 connection with business combination
 ($9.125 per share) ..............................  July 26, 1996                    --            --      5,002,972         45,652
Issuance of special warrants in connection
 with business combination ($9.125 per warrant) ..  July 26, 1996                    --            --             --             --
Issuance of convertible special warrants in
 a brokered private placement for cash
 ($15.00 per warrant) ............................  October 16, 1996                 --            --             --             --
Exercise of stock options for cash ($.75 per
 share) ..........................................  July - December 1996        310,333           233             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1996 .....................                           13,315,796         6,782      5,002,972         45,652
Conversion of special warrants issued in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ..........  February 7, 1997         11,774,171       107,439             --             --
Conversion of the preferred shares in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ..........  February 7, 1997          5,002,972        45,652     (5,002,972)       (45,652)
Conversion of privately placed special
 warrants ($15.00 per warrant) ...................  February 7, 1997            500,000         7,013             --             --
Conversion of privately placed special
 warrants ($2.75 per warrant) ....................  February 7, 1997          2,000,000         5,096             --             --
Issuance of common shares in connection with
 the business combination ($18.55 per share) .....  March 5, 1997             1,000,000        18,550             --             --
Conversion of privately placed special
 warrants for cash ($3.50 per warrant) ...........  March 14, 1997            1,000,000         3,500             --             --
Exercise of stock options ($.75-- 10.90 per
 share) ..........................................  Jan. - Dec 1997             478,667         2,374             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997 .....................                           35,071,606       196,406             --             --
Exercise of stock options ($.75-- $10.90 per
 share) ..........................................  Jan. - Dec. 1998            514,000         5,351             --             --
Conversion of debentures ($11.50 per share,
 $2.90 per warrant) ..............................  August 6, 1998            2,173,901        20,351             --             --
Exercise of warrants ($15.00 per share) ..........  August 12, 1998              18,913           339             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998 .....................                           37,778,420       222,447             --             --
Expiration of warrants ...........................  February 5, 1999                 --         3,093             --             --
Stock issuance ($4.8125 per share) ...............  April 1, 1999                55,000           265             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999 .....................                           37,833,420  $    225,805             --   $         --
                                                                           ============  ============   ============   ============
Exercise of stock options ($.75 per share) .......  Jan. - Dec. 2000              3,000             2             --             --
Net loss .........................................                                   --            --             --             --
                                                                           ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000 .....................                           37,836,420  $    225,807             --   $         --
                                                                           ============  ============   ============   ============


                                                              SPECIAL WARRANTS               TREASURY STOCK
                                                         ---------------------------   --------------------------
                                                            NUMBER         AMOUNT         NUMBER        AMOUNT
                                                         ------------   ------------   ------------  ------------
Issuance of common share to founder ...............                --   $         --                           --
Issuance of common shares to founder for cash .....                --             --             --            --
Issuance of common shares in a private
 placement for cash ($0.25 per share) .............                --             --             --            --
Issuance of common shares in private
 placements for cash ($0.75 per share): ...........                --             --             --            --
                                                                   --             --             --            --
Issuance of common shares in settlement of
 agents' fees ($0.75 per share): ..................                --             --             --            --
                                                                   --             --             --            --
Less: Common share issuance cost ..................                --             --             --            --
Issuance of common shares in connection with
 the May 5, 1995 amalgamation agreement with
 Rusty Lake Resources ($0.25 per share) ...........                --             --             --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------   ------------  ------------
BALANCE AT DECEMBER 31, 1995 ......................                --             --             --            --
Issuance of special warrants in a brokered
 private placement for cash ($2.75 per warrant) ...         2,000,000          5,096             --            --
Issuance of common shares to the Company's
 401(k) plan ($7.875 per share) ...................                --             --             --            --
Purchase Treasury Stock ($8.00 per share) .........                --             --             29            --
Exercise of stock options for cash ($.75 per
 share) ...........................................                --             --             --            --
Exercise of stock options for cash ($7.125
 per share) .......................................                --             --             --            --
Issuance of exchangeable preferred stock in
 connection with business combination
 ($9.125 per share) ...............................                --             --             --            --
Issuance of special warrants in connection
 with business combination ($9.125 per warrant) ...        11,774,171        107,439             --            --
Issuance of convertible special warrants in
 a brokered private placement for cash
 ($15.00 per warrant) .............................           500,000          7,013             --            --
Exercise of stock options for cash ($.75 per
 share) ...........................................                --             --             --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------   ------------  ------------
BALANCE AT DECEMBER 31, 1996 ......................        14,274,171        119,548             29            --
Conversion of special warrants issued in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ...........       (11,774,171)      (107,439)            --            --
Conversion of the preferred shares in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ...........                --             --             --            --
Conversion of privately placed special
 warrants ($15.00 per warrant) ....................          (500,000)        (7,013)            --            --
Conversion of privately placed special
 warrants ($2.75 per warrant) .....................        (2,000,000)        (5,096)            --            --
Issuance of common shares in connection with
 the business combination ($18.55 per share) ......                --             --             --            --
Conversion of privately placed special
 warrants for cash ($3.50 per warrant) ............                --             --             --            --
Exercise of stock options ($.75 -- 10.90 per
 share) ...........................................                --             --             --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------   ------------  ------------
BALANCE AT DECEMBER 31, 1997 ......................                --             --             29            --
Exercise of stock options ($.75 -- $10.90 per
 share) ...........................................                --             --             --            --
Conversion of debentures ($11.50 per share,
 $2.90 per warrant) ...............................         1,086,957          3,148             --            --
Exercise of warrants ($15.00 per share) ...........           (18,913)           (55)            --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------                 ------------
BALANCE AT DECEMBER 31, 1998 ......................         1,068,044          3,093             29            --
Expiration of warrants ............................        (1,068,044)        (3,093)            --            --
Stock issuance ($4.8125 per share) ................                --             --             --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------   ------------  ------------
BALANCE AT DECEMBER 31, 1999 ......................                --   $         --             29            --
                                                         ============   ============   ============  ============
Exercise of stock options ($.75 per share) ........                --             --             --            --
Net loss ..........................................                --             --             --            --
                                                         ------------   ------------   ------------  ------------
BALANCE AT DECEMBER 31, 2000 ......................                --   $         --             29            --
                                                         ============   ============   ============  ============

                                                              DEFICIT
                                                            ACCUMULATED
                                                               DURING
                                                            DEVELOPMENT
                                                               PHASE          TOTAL
                                                            ------------   ------------
Issuance of common share to founder ...............         $         --   $         --
Issuance of common shares to founder for cash .....                   --             --
Issuance of common shares in a private
 placement for cash ($0.25 per share) .............                   --          1,000
Issuance of common shares in private
 placements for cash ($0.75 per share): ...........                   --          4,266
                                                                      --            734
Issuance of common shares in settlement of
 agents' fees ($0.75 per share): ..................                   --            213
                                                                      --             37
Less: Common share issuance cost ..................                   --           (250)
Issuance of common shares in connection with
 the May 5, 1995 amalgamation agreement with
 Rusty Lake Resources ($0.25 per share) ...........                   --            170
Net loss ..........................................               (2,120)        (2,120)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 1995 ......................               (2,120)         4,050
Issuance of special warrants in a brokered
 private placement for cash ($2.75 per warrant) ...                   --          5,096
Issuance of common shares to the Company's
 401(k) plan ($7.875 per share) ...................                   --             79
Purchase Treasury Stock ($8.00 per share) .........                   --             --
Exercise of stock options for cash ($.75 per
 share) ...........................................                   --            229
Exercise of stock options for cash ($7.125
 per share) .......................................                   --             71
Issuance of exchangeable preferred stock in
 connection with business combination
 ($9.125 per share) ...............................                   --         45,652
Issuance of special warrants in connection
 with business combination ($9.125 per warrant) ...                   --        107,439
Issuance of convertible special warrants in
 a brokered private placement for cash
 ($15.00 per warrant) .............................                   --          7,013
Exercise of stock options for cash ($.75 per
 share) ...........................................                   --            233
Net loss ..........................................               (2,195)        (2,195)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 1996 ......................               (4,315)       167,667
Conversion of special warrants issued in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ...........                   --             --
Conversion of the preferred shares in
 connection with the business combination
 dated July 26, 1996 ($9.125 per share) ...........                   --             --
Conversion of privately placed special
 warrants ($15.00 per warrant) ....................                   --             --
Conversion of privately placed special
 warrants ($2.75 per warrant) .....................                   --             --
Issuance of common shares in connection with
 the business combination ($18.55 per share) ......                   --         18,550
Conversion of privately placed special
 warrants for cash ($3.50 per warrant) ............                   --          3,500
Exercise of stock options ($.75-- 10.90 per
 share) ...........................................                   --          2,374
Net loss ..........................................               (7,928)        (7,928)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 1997 ......................              (12,243)       184,163
Exercise of stock options ($.75-- $10.90 per
 share) ...........................................                   --          5,351
Conversion of debentures ($11.50 per share,
 $2.90 per warrant) ...............................                   --         23,499
Exercise of warrants ($15.00 per share) ...........                   --            284
Net loss ..........................................              (90,199)       (90,199)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 1998 ......................             (102,442)       123,098
Expiration of warrants ............................                   --             --
Stock issuance ($4.8125 per share) ................                   --            265
Net loss ..........................................               (6,789)        (6,789)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 1999 ......................         $   (109,231)  $    116,574
                                                            ============   ============
Exercise of stock options ($.75 per share) ........                   --              2
Net loss ..........................................               (5,907)        (5,907)
                                                            ------------   ------------
BALANCE AT DECEMBER 31, 2000 ......................         $   (115,138)  $   (110,669)
                                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                    CUMULATIVE
                                                                                                                    TOTAL FROM
                                                                                                                     INCEPTION
                                                                                                                    (FEBRUARY 3,
                                                                            YEAR ENDED DECEMBER 31,                   1995) TO
                                                                    --------------------------------------------    DECEMBER 31,
                                                                        2000            1999            1998            2000
                                                                    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
  Net loss ......................................................   $     (5,907)   $     (6,789)   $    (90,199)   $   (115,138)
  Add (subtract) items not requiring (providing) cash:
  Compensation expense ..........................................             --              --              --           2,140
  Minority interest .............................................             --            (593)           (778)         (1,729)
  Common stock contribution to 401(k) retirement plan ...........             --              --              --              79
  Depletion, depreciation and amortization ......................          1,729           1,825             679           4,530
  Writedown of proved oil & gas properties ......................             --              --         129,789         129,789
  Gain (loss) on sale of exploration properties .................             --             670            (577)            124
  Dry hole and abandonment costs ................................             --              --              --           1,140
  Gain on sale of marketable securities .........................             --              --              (6)             (6)
  Loss on sale of fixed assets ..................................              2              --              --               2
  Deferred income tax benefit ...................................            (91)             62         (45,727)        (45,756)
  Amortization of investments ...................................           (781)         (1,357)             --          (2,138)
  Changes in working capital excluding changes to cash and
    cash equivalents:
    Accounts receivable .........................................          2,524          (1,879)         (3,238)         (5,035)
    Interest receivable .........................................            188             289            (532)            (55)
    Inventory ...................................................            201             348          (1,316)           (767)
    Prepaids and other, net .....................................            107             (63)           (107)           (181)
    Accounts payable ............................................           (398)          1,381           2,128           4,603
    Other accrued liabilities and other .........................            569            (252)            487             896
                                                                    ------------    ------------    ------------    ------------
  Cash Flow Used in Operating Activities ........................         (1,857)         (6,358)         (9,397)        (27,502)
                                                                    ------------    ------------    ------------    ------------
INVESTING ACTIVITIES
  Exploration of oil and gas properties .........................        (21,090)        (29,958)        (47,889)       (121,303)
  Purchase of land ..............................................             (6)             (1)         (1,257)         (1,264)
  Purchase of investments .......................................         (1,168)             --         (38,301)        (39,469)
  Proceeds from acquisition .....................................             --              --              --             630
  (Payment to withdraw) proceeds from sale of property ..........             --            (250)          1,163             997
  Proceeds from sale of marketable securities ...................             --              --              50              50
  Proceeds from sale of investments .............................         13,750          19,955              --          33,705
  Note receivable from employees ................................            220            (235)             --            (215)
  Other asset additions .........................................           (170)           (239)         (1,242)         (2,165)
                                                                    ------------    ------------    ------------    ------------
  Cash Flow Used in Investing Activities ........................         (8,464)        (10,728)        (87,476)       (129,034)
                                                                    ------------    ------------    ------------    ------------
FINANCING ACTIVITIES
  Proceeds from special warrants issued .........................             --              --             284          12,393
  Proceeds from share capital issued ............................              2              --           3,972          15,468
  Proceeds from additional paid-in capital contributed ..........             --              --              --               1
  Proceeds from issuance of long-term debt ......................             --              --         110,000         135,000
  Costs of issuing long-term debt ...............................             --              --          (4,248)         (5,821)
  Contributions by minority interest ............................             --           1,386           6,945          11,623
                                                                    ------------    ------------    ------------    ------------
  Cash Flow Provided by Financing Activities ....................              2           1,386         116,953         168,664
                                                                    ------------    ------------    ------------    ------------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS .................................................        (10,319)        (15,700)         20,080          12,128
  Cash and cash equivalents, beginning of period ................         22,447          38,147          18,067              --
                                                                    ------------    ------------    ------------    ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $     12,128    $     22,447    $     38,147    $     12,128
                                                                    ============    ============    ============    ============

    Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $13.8 million, $13.8 million, and $9.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $13.2 million, $13.8 million, and $9.8 million was capitalized during the respective periods.

    Cash paid for interest for the years ended December 31, 2000, 1999 and 1998 was $13.8 million, $13.8 million, and $8.1 million, respectively.

    The Company paid $100,000, zero, and $30,000 for estimated income taxes during the year ended December 31, 2000, 1999, and 1998, respectively.

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DEVELOPMENT STAGE OPERATIONS:

FORMATION

    Seven Seas Petroleum Inc. (a Cayman Islands exempted company limited by shares, formerly a Yukon Territory, Canada corporation, Note 15) was formed on February 3, 1995. Seven Seas Petroleum Inc. and its subsidiaries (collectively referred to as "Seven Seas" or the "Company") are a development stage enterprise engaged in the exploration, development and production of oil and natural gas in Colombia. The Company is the operator of an oil discovery, known as the "Guaduas Oil Field," which is located in an area defined by the Rio Seco and Dindal association contracts covering a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in these two association contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company. The Company has no significant income producing properties and its principal assets, its interests in the association contracts, are in the early stage of exploration and development.

ACTIVITY TO DATE

    As of December 31, 2000, the Company has spent $242.2 million to acquire and $80.3 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of twelve exploratory wells within the Dindal and Rio Seco association contract areas, seven of which are classified as oil and gas wells. Four of the twelve did not produce commercial amounts of oil and gas during testing and one remains to be tested. As of December 31, 2000, the Guaduas Oil Field had produced a cumulative volume of approximately 1.2 million (0.5 million net to Seven Seas) barrels of oil.

    Since inception through December 31, 2000, the Company incurred cumulative losses of $115.1 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Guaduas Oil Field occurs in quantities sufficient to cover operating expenses.

CURRENT STRATEGY

The Company's strategy for 2001 includes the continued development of the Guaduas Oil Field and new exploration on its Colombian properties.

DEVELOPMENT

    The Company is currently constructing a 36-mile pipeline that will connect the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The pipeline will have an initial throughput capacity of approximately 25,000 barrels of oil per day (BOPD), expandable to approximately 40,000 BOPD with additional investment. Seven Seas is also constructing production facilities for production of approximately 25,000 BOPD. Both the pipeline and production facilities are scheduled for completion in mid-2001. The gross costs of the pipeline and the production facilities are approximately $24 million, of which the Company will be responsible for approximately $13.8 million.

    When the pipeline and production facilities are complete, the Company believes that initial pipeline production, which will be generated by existing productive wells, will be approximately 8,000 BOPD to 10,000 BOPD. The Company recently agreed with its Guaduas Oil Field partners to a two-year development well drilling program that provides for the drilling of nine development wells and one injector over the course of 2001 and 2002. The Company believes these wells will increase pipeline production from its initial rates to approximately 25,000 BOPD. In 2001, Seven Seas plans to drill four of these nine development wells and the one injector well at a gross cost of approximately $22 million, the Company's share of which is approximately $13 million. The gross cost of the entire 2001--2002 development well program is estimated to cost approximately $44 million, the Company's share of which is $25 million.

EXPLORATION

    The Company plans to drill three exploration wells in 2001:

    1. The Subthrust exploration well to test the subthrust Dindal prospect at an estimated gross cost of $15 million ($15 million net to the Company)

    2. The Santa Fe - 1 on the Rosablanca association contract at an estimated gross cost of $1.0 million ($1.0 million net to the Company)

    3. The Tres Pasos 16 well to test the west-side of the Guaduas Oil Field structure at an estimated gross cost of $5.5 million ($3.0 million net to the Company).

    In summary, in 2001 the Company plans to complete the construction of the pipeline and production facilities for the Guaduas Oil Field, drill four development wells and one injector well on the Guaduas Oil Field and drill three exploration wells on its Colombian properties. The estimated gross costs of this development and exploration strategy in 2001 are $67.5 million, the Company's share of which is approximately $45.8 million.

    The Company's ability to fully implement our exploration and development strategy is subject to 1) securing financing for its share of the costs, 2) timely receiving required environmental permits, 3) contracting the required oil and gas services and equipment and 4) completing the Guaduas--La Dorada pipeline and commencing pipeline utilitization.

CAPITAL AVAILABILITY AND LIQUIDITY

    The Company's sources of cash in 2001 will come from cash and cash equivalents of $12.1 million, availability of $10 million under the Stillwater National Bank loan and operating cash flows from production in the Guaduas Oil Field. Production from the Guaduas Oil Field has a very short history and is subject to all the normal risks of oil and gas operations. Further, to achieve full production rates, the Guaduas--La Dorada pipeline and related production facilities will need to be completed and in operation by mid-2001.

    The Company's cash requirements in 2001 include commitments under existing oil and gas agreements of approximately $17.9 million (not including a potential obligation of $2.1 million on the Tapir association contract), the November 2001 interest payment of $6.9 million on the $110 million senior notes and general and administrative expenses.

    The Company's ability to meet its existing commitments and operating needs is highly dependent on production from the Guaduas Oil Field. The Company's dependence on production is such that (i) if it is interrupted for an extended period of time, (ii) if the prices received or the costs incurred fail to meet expectations or (iii) if the pipeline and related production facilities are not completed and in operation as planned, then the Company will likely not be able to meet 2001 cash requirements. In that case, the Company will have to seek additional financing to meet its existing commitments and operating needs in 2001.

     Failure to obtain additional financing would raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Under the terms of the Company's $110 million senior notes, it is permitted to incur general indebtedness that can be senior to its senior notes not exceeding the greater of (i) $25 million, or (ii) the sum of 100% of its cash and cash equivalents, plus 100% of its receivables from Ecopetrol, and plus 30% of its discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities and Exchange Commission. As of December 31, 2000, the permitted amount was approximately $130.3 million. The Company is also allowed to borrow an additional $10 million for project financing, e.g., pipeline and production facilities.

    Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests. Seven Seas cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. The Company has suffered recurring losses from operations, has an accumulated deficit, has not generated positive cash flow from operations, has significant unproved property balances, is nearing the end of the exploration phase of its association contracts, is highly dependant on the actions of Ecopetrol, and will likely require additional capital to fully execute its business plans.

RISK FACTORS

    Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the association contracts; the status of existing and future contractual relationships with Ecopetrol; regulation in Colombia; lack of significant income producing property; foreign currency fluctuation risks; Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

2. BACKGROUND:

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

    On July 26, 1996 the Company acquired 100 percent of the outstanding stock which represented 100 percent of the voting shares held in GHK Company Colombia and Esmeralda LLC. Additionally, on the same date, the Company acquired 62.963 percent of the outstanding shares and voting stock in Cimarrona LLC. This transaction has been reflected as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the operations of the acquired entities have been reflected in the Company's financial statements since July 26, 1996. As consideration for the increased interest from these acquisitions, Seven Seas issued to the stockholders in GHK Company Colombia, Esmeralda LLC and Cimarrona LLC a combination of preferred shares and special warrants which were exchangeable into a total of 16,777,143 common shares upon the earlier of the approval of a prospectus qualifying the exchange, or one year from the closing of the transaction. Of the 16,777,143 preferred shares and special warrants, 5,002,972 preferred shares were issued for all of the common shares in GHK Company Colombia, 4,469,028 special warrants were issued for all of the common shares in Esmeralda LLC, and 7,305,143 special warrants were issued for 62.963 percent of the common shares in Cimarrona LLC. The remaining 37.037 percent interest in Cimarrona LLC represents a minority interest which is reflected as such on the balance sheet. The 16,777,143 preferred shares and special warrants were recorded based on the closing stock price of Seven Seas on July 26, 1996 at $9.125 per share totaling $153.1 million. Collectively, the acquisition of these three companies resulted in the purchase of an additional 36.7 percent participating interest in the Dindal and Rio Seco association contracts in which the Company previously held a 15 percent participating interest. All three entities were oil and gas exploration companies whose only material asset was the participating interest they held in the Dindal and Rio Seco association contracts in Colombia. Net assets acquired include $217.1 million assigned to oil and gas properties and other nominal net working capital, less amounts attributable to the minority interest in Cimarrona LLC. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $64.0 million of deferred Colombian and U.S. income taxes was also recorded in this acquisition (see Note 6) and is included in the amount assigned to oil and gas properties. Income and expenditures incurred by these three entities after July 26, 1996 are included in the statements of operations and accumulated deficit for the years ended December 31, 1998, 1997 and 1996.

    Of the 16,777,143 preferred shares and special warrants issued, 11,744,000 were held subject to an escrow agreement, whereby one third of the securities are released each year for three years. The securities could have been released earlier based upon a valuation of the Seven Seas interests in the Dindal and Rio Seco association contracts. As of July 26, 1999, all of the common shares have been released from escrow pursuant to the escrow agreement.

    On February 7, 1997 approvals were granted by the Ontario Securities Commission, British Columbia Securities Commission and the Alberta Securities Commission for the prospectus filed to qualify 11,774,171 special warrants and 5,002,972 preferred shares which were automatically converted to common shares. These shares were issued in connection with the acquisition of a 36.7 percent participating interest in the Dindal and Rio Seco association contracts in Colombia by the Company on July 26, 1996, as described above.

    On March 5, 1997 the Company acquired 100 percent of the outstanding voting stock held in Petrolinson, S.A. The terms of the transaction were agreed to in a letter of intent dated November 22, 1996. The principal asset owned by Petrolinson, S.A. is a six percent participating interest in the Dindal and Rio Seco association contracts. As consideration for the six percent participating interest in these association contracts, Seven Seas issued to the sole shareholder in Petrolinson, S.A. 1,000,000 common shares of Seven Seas Petroleum Inc. The common shares issued to the sole shareholder of Petrolinson, S.A. were subject to an escrow agreement, the terms of which provided for a 120 day escrow of shares commencing from March 5, 1997 with an option by the Company to extend the escrow period for an additional 30 days. The 1,000,000 common shares issued to the sole shareholder of Petrolinson, S.A. were released from escrow on July 3, 1997, in accordance with the escrow agreement as described above. This six percent interest will be carried through exploration by the other 94 percent participating interest parties. This transaction was reflected in 1997 as an acquisition by Seven Seas using the purchase method of accounting, whereby the assets acquired and liabilities assumed were fair valued and the acquired operations have been reflected in the Company's financial statements since March 5, 1997. The 1,000,000 common shares were recorded at a price of $18.55, based on the weighted average closing stock price of Seven Seas for the period beginning 30 days prior to and ending 30 days subsequent to the date the letter of intent was signed, November 22, 1996, which represented a transaction cost of $18.6 million. Net assets acquired include $25.0 million assigned to oil and gas properties (most of which is subject to future evaluation based on further appraisal drilling) and other nominal net working capital. Because of the differences in tax basis and the financial statement valuation of such acquired oil and gas properties, $6.5 million of deferred Colombian income tax was also recorded in this acquisition (see Notes 3 and 6) and is included in the amount assigned to oil and gas properties.

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

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all material intercompany accounts and transactions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those investments. The fair value of the Company's 12 1/2% $110 million Senior Notes was $44.6 million at December 31, 2000.

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

ACCOUNTS RECEIVABLE

    Accounts receivable included the following at December 31, 2000 and 1999 (In thousands):

                                                      DECEMBER 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Crude oil sales .............................   $    4,476   $    4,445
Joint interest billing ......................        2,808        5,067
Other .......................................           13          309
                                                ----------   ----------
          Total accounts receivable .........   $    7,297   $    9,821
                                                ==========   ==========

INVENTORY

    Inventories consist primarily of goods used in the Company's operations and are stated at the lower of average cost or market value.

OIL AND GAS INTERESTS

    The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include association contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. We capitalized general and administrative costs of $0.2 million, $0.3 million, and $0.3 million in 2000, 1999 and 1998, respectively. The Company capitalized interest of $13.2 million, $13.8 million and $9.8 million in 2000, 1999 and 1998, respectively.

    The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. There was not a write-down in 2000 or 1999. At December 31, 1998, the Company recognized a non-cash write-down of oil and gas properties in the amount of $129.8 million pre-tax or $84.4 million after tax pursuant to this ceiling limitation. The write-down was primarily the result of the decline in crude oil prices and the impairment of unevaluated properties due primarily to the failure of four non-commercial exploratory wells.

    The Company began to record a provision for depletion of its oil and gas properties in the fourth quarter of 1999. The Company recorded depletion of $0.7 million and $0.8 million in 2000 and 1999, respectively. Depletion per barrel was $3.86 and $3.83 in 2000 and 1999, respectively.

    Substantially all the Company's exploration and production activities are conducted jointly with others and the accounts reflect only the Company's proportionate interest in such activities.

REVENUE RECOGNITION

The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property.

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

FIXED ASSETS

    Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over eighteen months to five years.

EARNINGS PER SHARE

    The Company has implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share. Options to purchase 4,188,848 common shares at a weighted average option exercise price of $7.82 per common share were outstanding at December 31, 2000.

CONTINGENCIES

    Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimatable. Costs to remedy or defend against such contingencies are charged to expense as they are incurred.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt this Statement as of January 1, 2001 and expects that SFAS 133 will not have a material impact on the Company's disclosure and reporting.

    In the first quarter of 2000, FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25 ("the Interpretation") which clarifies the application of APB 25 for certain issues associated with accounting for the issuance or subsequent modification of stock compensation and is effective July 1, 2000. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. In January and November 1999, the Company repriced certain employee stock options for 706,000 shares of stock at a weighted average exercise price of $14.47 to a new exercise price of $9.00 through the cancellation of existing options and issuance of new options at or above current market prices. Upon adoption of this statement, the exercise price of the repriced options exceeded the Company's stock price resulting in no compensation expense to be recognized over future vesting. Subsequent to the adoption of the Interpretation, the Company may be required to record the effects of the changes in its stock price and the corresponding change in intrinsic value of the repriced options in its results of operations as compensation expense.

4. CASH AND CASH EQUIVALENTS:

    The Company considers highly liquid investments with a maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands):

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Cash .............................................   $    4,472   $    1,371
Cash equivalents .................................        7,656       21,076
                                                     ----------   ----------
          Total cash and cash equivalents ........   $   12,128   $   22,447
                                                     ==========   ==========

5. INVESTMENTS AND RESTRICTED INVESTMENTS:

    At December 31, 2000, all the Company's investments were classified as held-to-maturity. The securities have a maturity date within one year, are classified as short-term investments as part of current assets, and are stated at amortized cost as of December 31, 2000. The calculation of gross unrealized loss for the year ended December 31, 2000 was as follows (In thousands):

                                                                            AMORTIZED    UNREALIZED
                                                               FAIR VALUE      COST         LOSS
                                                               ----------   ----------   ----------
RESTRICTED SHORT-TERM INVESTMENTS
U.S. Treasury Strip, face value of $6,875,000, due
   May 15, 2001 ............................................        6,732        6,734           (2)
                                                               ----------   ----------   ----------
        Total Short-term restricted
          investments ......................................   $    6,732   $    6,734   $       (2)
                                                               ==========   ==========   ==========

    Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. The restricted investments were pledged or placed in escrow for the first three years of interest payments on the $110 million 12 1/2% Senior Notes (see Note 7).

6. INCOME TAXES:

    The geographical sources of income (loss) before income taxes and minority interest were as follows (In thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2000          1999          1998
                                                          ----------    ----------    ----------
United States .........................................   $       95    $      727    $    3,348
Foreign ...............................................       (5,962)       (8,047)     (140,043)
                                                          ----------    ----------    ----------
          Loss before income taxes and minority
            interest ..................................   $   (5,867)   $   (7,320)   $ (136,695)
                                                          ==========    ==========    ==========

    Deferred U.S. and Colombian income taxes have been provided for the book-tax basis differences related to the Colombian acquisitions discussed in Note 2. These foreign subsidiaries' cumulative undistributed earnings are considered to be indefinitely reinvested outside of Canada and, accordingly, no Canadian deferred income taxes have been provided thereon.

    The Company's net deferred income tax liabilities consist of the following (In thousands):

                                                        DECEMBER 31,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    ----------    ----------
Deferred tax liabilities ...............   $  (24,732)   $  (25,033)   $  (25,033)
Deferred tax asset .....................       24,595        14,927         8,953
Valuation allowance ....................      (24,566)      (14,688)       (8,652)
                                           ----------    ----------    ----------
          Total deferred tax ...........   $  (24,703)   $  (24,794)   $  (24,732)
                                           ==========    ==========    ==========

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

    Temporary differences included in the deferred tax liabilities relate primarily to the excess of book over tax basis on acquired oil and gas properties in Colombia. Portions of the Company's Colombia assets are owned through a U.S. subsidiary. No U.S. deferred tax liabilities related to the excess of book over tax basis on acquired Colombian properties have been recorded. The potential for incremental U.S. income tax associated with the excess of book over tax basis depends on the ability to generate sufficient taxable income of the appropriate character in the future.

    As of December 31, 2000, the Company's subsidiaries had net operating loss carryforwards in various foreign jurisdictions (primarily Canada) of approximately $46.4 million. In addition, the Company had at December 31, 2000, $7.4 million of U.S. tax net operating loss carryforwards. The Canadian loss carryforwards will expire beginning in 2002 if not utilized to reduce Canadian income taxes. In addition, the US tax net operating loss carryforwards expire in varying amounts over the years 2011-2020. A valuation allowance has been provided for all of the Canadian and U.S. deferred tax assets relating to the remaining loss carryforwards because their future realization is not currently deemed more likely than not by management.

    The continuation of Seven Seas-Yukon as Seven Seas-Cayman, mentioned in
Note 15, will result in Seven Seas ceasing to be resident in Canada for the purposes of the Canadian Tax Act. As a result, Seven Seas-Yukon's current taxation year is deemed to have ended immediately before the continuation. In addition, Seven Seas-Yukon is deemed to have disposed of all of its property immediately before the continuation for proceeds equal to the fair market value of such property. Accordingly, Seven Seas is subject to Canadian federal income tax on any income and net taxable capital gains that result from such deemed disposition. Seven Seas is also subject to an additional tax of 25% of the amount by which the fair market value of Seven Seas' assets, net of certain liabilities, exceeds the paid-up capital of the outstanding Seven Seas-Yukon shares immediately before the continuation.

    Management of Seven Seas believes that, based on the preliminary appraisal of the value of its assets, the current tax cost of its assets, the amount of its existing liabilities and the paid-up capital of its shares outstanding as of December 31, 2000, no Canadian federal income taxes is payable as a result of the continuation.

    The continuation of a Canadian corporation to a jurisdiction outside Canada is a taxable event for Canadian purposes. However, any conclusion about whether there will be any tax due or the amount thereof will depend on the facts and its not a legal determination. Several factual determinations influence this, including 1) the value of Seven Seas' assets, 2) the tax attributes of its assets, 3) the amount of its liabilities, and 4) the "paid-up capital" of its outstanding shares.

7. DEBT AND LONG-TERM OBLIGATIONS:

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

    In accordance with the terms of the Senior Notes, the Company purchased $13.5 million in U.S. Government Securities from the proceeds of the Senior Notes and deposited such securities in a segregated account in an amount that will be sufficient to provide for payment of the first two scheduled interest payments (see Note 5). Additionally, the Company purchased and pledged to the Bank of Nova Scotia Trust Company New York, the Trustee, as security for the benefit of the holders of the Senior Notes, U.S. Government Securities of $25 million that will be sufficient to provide payment of the four scheduled interest payments on the Notes from November 15, 1999 through May 15, 2001. The Company does not have funds in escrow for interest payments commencing with the November 15, 2001 payment. Such securities are classified as restricted short-term investments as of December 31, 2000. (see Note 5).

     Stillwater National Bank Loan. In December 2000, the Company entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. On March 30, 2001, the loan's maturity date was extended from December 31, 2001 to April 1, 2002. The Stillwater National Bank loan is secured by all of the stock of the operating subsidiaries of Seven Seas and is guaranteed by Robert A. Hefner III, chairman and chief executive officer of Seven Seas. Mr. Hefner received remuneration of $62,500 for his guarantee. The loan bears interest at an annual rate of the Prime Rate plus .75%, and interest is payable monthly until the loan is due in full on April 1, 2002. Seven Seas intends to use these funds for working capital and plans to replace, without penalty, this non-convertible loan with the proceeds from a larger financing planned for 2001. As of the issuance date of these financial statements, the Company had drawn $3.0 million on this loan.

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

    The proceeds of the brokered private placements on March 15 and October 16, 1996 were used for drilling, seismic and production facilities related to the Company's participation in the Dindal and Rio Seco association contracts and for further exploration activities.

9. STOCK BASED COMPENSATION PLANS:

    Officers, directors and certain employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the Amended and Restated 1997 Stock Option Plan (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 4,188,848 were outstanding as of December 31, 2000. The Compensation Committee may establish the term of each incentive stock option granted under the Amended 1996 Stock Option Plan, but if not so established, the term of each option will be five years from the date it is granted, but in no event shall the term of any option exceed ten years. Options granted under the Amended and Restated 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights; however, no such rights are currently outstanding. Under the Plans, the option price equals not less than the average of the high and low trading price of the Company's stock on the date of grant.

    The Compensation Committee of the Board of Directors is responsible for administering the Plans, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors, and officers.

    The following table presents a summary of stock option transactions for the three years ended December 31, 2000:

                                                WEIGHTED AVERAGE
                                 COMMON           OPTION PRICE
                                 SHARES             PER SHARE
                            ----------------    ----------------
December 31, 1997  ......          3,878,500    $          13.51
Granted .................            820,500               13.97
Exercised ...............           (514,000)               8.02
Revoked .................           (703,833)              17.13
                            ----------------    ----------------
December 31, 1998  ......          3,481,167               13.69
Granted .................          1,553,434                6.06
Revoked .................         (1,590,000)              14.03
                            ----------------    ----------------
December 31, 1999  ......          3,444,601               10.10
Granted .................          1,025,581                2.44
Exercised ...............             (3,000)               0.75
Revoked .................           (278,334)              16.29
                            ----------------    ----------------
December 31, 2000  ......          4,188,848    $           7.82
                            ================    ================

    Exercisable stock options amounted to 3,399,850, 2,091,935, and 1,718,829 at December 31, 2000, 1999, and 1998, respectively. The weighted average fair value of options granted during 2000, 1999, and 1998 were $1.58, $3.16 and $8.77, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2000:

                                                   OUTSTANDING                               EXERCISABLE
                                 ------------------------------------------------   -------------------------------
                                                                      WEIGHTED                         WEIGHTED
        EXERCISE PRICE                                AVERAGE         AVERAGE                           AVERAGE
            RANGE                    SHARES            LIFE        EXERCISE PRICE       SHARES       EXERCISE PRICE
- ------------------------------   --------------   --------------   --------------   --------------   --------------
$1.06 - 1.94 .................          345,787              5.5   $         1.44          245,787   $         1.49
 2.00 - 2.94 .................          377,564              5.2             2.69          295,564             2.67
 3.00 - 3.94 .................          719,664              8.4             3.02          284,331             3.04
 4.22 - 4.81 .................          375,000              8.4             4.26          375,000             4.26
 6.16 - 7.13 .................           10,000              4.3             6.64           10,000             6.64
 8.06 - 8.63 .................          175,000              4.8             8.46          158,334             8.45
 9.00 ........................        1,008,500              7.4             9.00          853,501             9.00
 10.70 - 10.90 ...............          629,000              6.5            10.70          629,000            10.70
 14.09 .......................           18,000              7.6            14.09           18,000            14.09
 18.55 - 18.75 ...............          530,333              5.7            18.59          530,333            18.59
                                 --------------                                     --------------
                                      4,188,848                                          3,399,850
                                 ==============                                     ==============

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

                                                         DECEMBER 31,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    ----------    ----------
Pro Forma Net Loss (In thousands) ......   $   (7,524)   $  (11,695)   $  (97,393)
Pro Forma Net Loss Per Share ...........   $    (0.20)   $    (0.31)   $    (2.69)

    The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 2000: weighted average risk free interest rate of 6.08 percent; no dividend yield; volatility of .8258; and expected life of ten years. The Company granted options prior to public trading on the Canadian Dealer Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

10. DEFINED CONTRIBUTION PLAN:

    The Company offers a qualified defined contribution plan, which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code. Participants can invest from 1% to 15% of earnings, up to the maximum allowed by law, among several investment alternatives, including a Company stock fund. The Company does not match funds invested in the Plan and recognized no expense in 2000, 1999, or 1998, respectively due to contributions to the Plan.

11. OPERATIONS BY GEOGRAPHIC AREA:

    The Company has one operating and reporting segment. Information about the Company's operations for 2000, 1999 and 1998 by geographic area is shown below (In thousands):

                                                                                                      OTHER
                                                                             UNITED                   FOREIGN
                                                                CANADA       STATES     COLOMBIA       AREAS        TOTAL
                                                               ---------    ---------   ---------    ---------    ---------
                       Year ended December 31, 2000
                         Revenues ..........................   $   1,696    $      12   $   4,726    $      --    $   6,434
                         Operating Income (Loss) ...........      (2,633)          95      (3,314)         (15)      (5,867)
                         Capital Expenditures ..............          --          151       6,540           --        6,691
                         Identifiable Assets ...............      56,147          750     197,116           63      254,076
                         Depletion, depreciation and
                            amortization ...................         607          289         833           --        1,729
                       Year ended December 31, 1999
                         Revenues ..........................   $   2,938    $      12   $   2,363    $      --    $   5,313
                         Operating Income (Loss) ...........        (979)         727      (6,378)        (690)      (7,320)
                         Capital Expenditures ..............          --           74      12,521          250       12,845
                         Identifiable Assets ...............      69,515        1,082     190,404           81      261,082
                         Depletion, depreciation and
                            amortization ...................         607          332         886           --        1,825
                       Year ended December 31, 1998
                         Revenues ..........................   $   3,626    $      12   $     159    $      --    $   3,797
                         Operating Income (Loss) ...........      (2,714)       3,348    (137,761)         432     (136,695)
                         Capital Expenditures ..............          --          997      43,568          115       44,680
                         Identifiable Assets ...............      91,067        1,430     186,902          501      279,900
                         Depreciation and amortization .....         485          140          49           --          674

12. COMMITMENTS AND CONTINGENCIES:

    The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing contracts as of December 31, 2000, are as follows: $0.3 million for 2001; $0.3 million for 2002; and $0.1 million for 2003 and none thereafter. Rental expense amounted to $0.3 million in 2000; $0.3 million in 1999; $0.2 million in 1998.

The Company has certain non-discretionary related commitments under existing oil and gas agreements. Management estimates future expenditures for such commitments to be approximately $17.9 million in 2001 (not including a potential obligation on the Tapir association contract), $0.5 million in 2002 and none thereafter.

ENVIRONMENTAL PENALTIES

    On June 8, 1998, the Ministry of Environment required the Company's subsidiary, GHK Company Colombia, to perform some remedial work on the El Segundo 6-E location and access road. GHK Company Colombia performed the work, and thereafter reported to the Ministry of Environment that all the work had duly been completed. In various site visits, ministry officials have confirmed that the alleged violations have been properly remedied. On July 8, 1999, GHK Company Colombia filed all the documentation, confirming total compliance with the requirements.

    In March 2000, the Company paid a fine of approximately $223,000 to the Ministry of Environment in connection with a resolution issued against GHK Company Colombia by the Ministry of Environment in which it declared GHK Company Colombia to be in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. The Company has filed an appeal for a reversal of the resolution and believes that we have corrected the environmental violations claimed by the Ministry of Environment. However, the appeal process can take up to two years. The El Segundo 7-E location has been restored and the Company currently does not have drilling activities planned at this location.

HEIRS OF NICOLAS BELTRAN FRANCO

    Two of the Company's subsidiaries, Petrolinson, S.A. and GHK Company Colombia, along with the former owner of Petrolinson, S.A., Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs, who are the heirs of Nicolas Beltran Franco, have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. The Company's Colombian counsel, Raisbeck, Lara, Rodriguez and Rueda, members of the law firm of Baker and McKenzie, believe that if this claim is litigated the chances of the plaintiffs succeeding are remote.

SURFACE LOCATION

    A lawsuit was filed by the landowner of the El Segundo 1 surface location to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and has vigorously defended this claim. Examinations regarding the claim were held in

September 2000, and the probatory stage of the matter was closed on March 21, 2001. The Company's Colombian legal counsel, Gamba, Barrera, Arriaga y Asociados, has advised the Company that, on the basis of the claims asserted, it is unlikely that it will lose the lawsuit.

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

FORMER MANAGEMENT

    Seven Seas and two of its officers and directors, Robert A. Hefner, III and Larry Ray, and one of its former directors, Breene M. Kerr, have been sued by four former Seven Seas officers and directors in DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs allege that Seven Seas failed to obtain extensions of time in which the plaintiffs could exercise certain stock options granted to them, and that all defendants induced them to enter into separation agreements with Seven Seas that they would have not entered into but for Seven Seas' agreement to obtain an extension of time for plaintiffs to exercise their stock options. The plaintiffs filed the case on October 2, 2000, seeking damages in excess of $13 million. The Company has responded, denying plaintiffs' allegations and the case is in the early stages of discovery. Mediation is currently scheduled for late April and a preliminary trial date has been set for June. Seven Seas intends to vigorously defend the case.

FORMER EMPLOYEE

    A lawsuit has been filed against GHK Company Colombia in the Bogota labor court by a former employee who claims that he incurred $1.6 million in expenses in connection with a criminal action filed against him in Guaduas. Our Colombian legal counsel has advised us that it is unlikely that we will lose the lawsuit due the fact that, upon his departure from service, the plaintiff acknowledged that GHK had paid in full all monies owed.

    The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

13. RELATED PARTY TRANSACTIONS:

    On November 1, 1997, the Company's Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $12,000 in 2000, 1999 and 1998, respectively.

    The Company's Chairman and Chief Executive Officer, Mr. Robert A. Hefner III, beneficially owns 100% of The GHK Company LLC ("GHK"). Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK. The Company recognized expenses related to this agreement of $21,000, $21,000 and $28,000 in 2000, 1999 and 1998, respectively. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $23,000, $31,000 and $0.1 million in 2000, 1999 and 1998, respectively, for such costs.

    Mr. Hefner, owns 100% of the shares of The GHK Corporation ("GHK Corp."). GHK Corp. owns an executive aircraft, which Mr. Hefner and other Seven Seas executives and employees use for certain business travel. The Company has entered into an agreement with GHK Corp. whereby the Company pays GHK Corp. the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company had $24,000, $57,000 and $31,000 in expenditures for such air travel during 2000, 1999 and 1998, respectively.

    In December 2000, the Company entered into a loan agreement with Stillwater National Bank and Trust Company, N.A. Mr. Hefner guaranteed this loan and received $62,500 in remuneration for the guarantee.

    McAfee & Taft, A Professional Corporation, serves as Seven Seas' corporate counsel. Gary F. Fuller is a shareholder of McAfee & Taft and has been a member of Seven Seas' board of directors since 1997. The Company incurred expenses from McAfee & Taft in the amounts of $499,340, $267,368 and $45,955 in 2000, 1999 and
1998, respectively.

14. MINORITY INTEREST:

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

15. SUBSEQUENT EVENTS:

    In February 2001, the Company acquired a 100% interest in the Deep Dindal association contract, subject to an obligation to assign certain of those interests to Sipetrol and Cimarrona, its partners in the Guaduas Oil Field. Following the drilling of a exploration well on the Deep Dindal association contract, the Company will have to assign either a 25.85% collective interest to Sipetrol and Cimarrona, or a 9.4% interest percent to Cimarrona and provide Sipetrol with a 4.86% overriding royalty interest that is reducible by Colombian government participation in the project.

    Also in February 2001, the Company acquired a 100% interest in the Cristales association contract, located immediately to the east of the Dindal and Deep Dindal association contracts.

    The Company released the Montecristo association contract. No oil and gas reserves were attributable to this contract area.

    On February 28, 2001, Seven Seas shareholders approved a proposal to continue the Company to the Cayman Islands from the Yukon Territory. Effective March 1, 2001, Seven Seas was continued as a Cayman Island company. See Note 6.

    In March 2001, Seven Seas announced that it had hired Ronald A. Lefaive as Vice-President of Finance and Chief Financial Officer.

    On March 30, 2001, the Company extended the maturity date on its $10 million loan with Stillwater National Bank and Trust Company from December 31, 2001 to April 1, 2002.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

    Capitalized costs at December 31, 2000, 1999 and 1998 respectively, relating to the Company's oil and gas activities are shown below (In thousands):

                                 COLOMBIA    OTHERS     TOTAL
                                 --------   --------   --------
As of December 31, 2000
  Proved properties ..........   $117,106   $     --   $117,106
                                 ========   ========   ========
  Unproved properties ........   $105,494   $     41   $105,535
                                 ========   ========   ========
As of December 31, 1999
  Proved properties ..........   $ 97,008   $     --   $ 97,008
                                 ========   ========   ========
  Unproved properties ........   $105,684   $     41   $105,725
                                 ========   ========   ========
As of December 31, 1998
  Proved properties ..........   $ 74,993   $     --   $ 74,993
                                 ========   ========   ========
  Unproved properties ........   $112,655   $    461   $113,116
                                 ========   ========   ========

    The above costs include capitalized interest of $13.2 million, $13.8 million and $9.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Costs incurred during the years ended December 31, 2000, 1999 and 1998, respectively, were as follows (In thousands):

                                           COLOMBIA    OTHERS     TOTAL
                                           --------   --------   --------
Year ended December 31, 2000
Development cost .......................   $  1,731   $     --   $  1,731
Property acquisition cost:
  Proved ...............................         --         --         --
  Unproved .............................         --         --         --
Exploration cost .......................     18,177         --     18,177
                                           --------   --------   --------
          Total cost incurred ..........   $ 19,908   $     --   $ 19,908
                                           ========   ========   ========
Year ended December 31, 1999
Development cost .......................   $     --   $     --   $     --
Property acquisition cost:
  Proved ...............................         --         --         --
  Unproved .............................         --         --         --
Exploration cost .......................     26,453        250     26,703
                                           --------   --------   --------
          Total cost incurred ..........   $ 26,453   $    250   $ 26,703
                                           ========   ========   ========
Year ended December 31, 1998
Development cost .......................   $     --   $     --   $     --
Property acquisition cost:
  Proved ...............................         --         --         --
  Unproved .............................        160         --        160
Exploration cost .......................     50,387        115     50,502
                                           --------   --------   --------
          Total cost incurred ..........   $ 50,547   $    115   $ 50,662
                                           ========   ========   ========

    The Company had oil and gas sales of $4.6 million, $2.3 million, and $.02 million in 2000, 1999 and 1998, respectively. The Company recognized $0.7 million and $0.8 million for depletion during 2000 and 1999, respectively.

EXPLORATION COSTS

    The Company has been involved in exploration activities in Colombia, Australia, Argentina, Turkey and Papua New Guinea. The Company purchased an option for the right to participate in future exploration activities in North Africa, but the option was never exercised. Additionally, the Company acquired oil and gas properties in Colombia totaling zero, zero, and $.1 million in 2000, 1999, and 1998, respectively. There were deferred income taxes included in capitalized acquisition costs during 2000, 1999 and 1998, as disclosed in
Note 2.

    Ecopetrol has the right to back into Seven Seas' participating interest in the Colombian association contracts at the start of the development stage of any oil and gas discovery made on a given association contract area. Ecopetrol's interest will commence at between 30% and 50% depending on the terms of the association contract and will increase to between 65% and 75% as the volume of oil production increases. Should Ecopetrol elect to participate in the development and production of an oil and gas field, it will pay its share of the future development costs and will pay some portion of the exploration costs incurred prior to its decision to participate. In May 2000, Ecopetrol elected not to participate in the development and exploration of the Guaduas Oil Field. Seven Seas and its Guaduas Oil Field partners have elected to proceed on a sole-risk basis pursuant to the terms of the Dindal and Rio Seco association contracts. Ecopetrol retains the right to participate at a later date subject to Seven Seas and it partners recovering 200% of the costs incurred since Ecopetrol's May 2000 decision not to participate plus certain exploration costs.

PROVED RESERVES (UNAUDITED)

    Proved reserves represent estimated quantities of crude oil which geological and engineering data demonstrated to be reasonably certain of recoverability in the future from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment.

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

    Proved developed and undeveloped reserves (barrels):

                                          2000           1999            1998
                                      ------------   ------------    ------------
Beginning of year .................     34,879,888     38,719,235      32,160,245
Extensions and discoveries ........             --             --              --
Revision of estimate ..............     13,112,068     (3,839,347)      6,558,990
                                      ------------   ------------    ------------
End of year .......................     47,991,956     34,879,888      38,719,235
                                      ============   ============    ============
Proved developed ..................     15,853,372     11,000,540      20,238,430
                                      ============   ============    ============

    The following table presents the Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves. Future cash inflows and costs were computed using prices and costs in effect at the end of the year without escalation less a gravity and transportation adjustment of $8.64 to reference prices. The reference price for the year ended December 31, 2000 was West Texas Intermediate of $26.80 per barrel. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.

    Standardized Measure of Discounted Future Net Cash Flows (In thousands):

                                                                 2000       1999       1998
                                                               --------   --------   --------
Future cash inflows ........................................   $871,534   $735,965   $292,292
Future costs
  Production ...............................................    131,944     92,958     32,543
  Development ..............................................     69,522     37,404     33,574
Future income taxes ........................................    201,315    183,387     64,632
                                                               --------   --------   --------
Future net cash flows ......................................    468,753    422,216    161,543
10% discount factor ........................................    179,408    191,249     71,693
                                                               --------   --------   --------
Standardized  measure of discounted future net cash
  flows ....................................................   $289,345   $230,967   $ 89,850
                                                               ========   ========   ========

    Principal sources of changes in the Standardized Measure of Discounted Future Net Cash Flows during 2000, 1999 and 1998 (In thousands):

                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
Beginning of year ..........................................   $  230,967    $   89,850    $  100,617
Sales and transfers of net production costs ................       (2,020)           --            --
Net change in price and production costs ...................      (54,573)      230,452       (35,777)
Extensions, discoveries, and additions, less related
  costs ....................................................           --            --            --
Revision of quantity estimates .............................      103,766       (36,260)       26,373
Net change in future development costs .....................       26,511        (3,830)          147
Net change in income taxes .................................      (24,303)      (52,069)       18,221
Accretion of discount ......................................       31,138        11,588        14,486
Changes in production rates and other ......................      (22,141)       (8,764)      (34,217)
                                                               ----------    ----------    ----------
End of year ................................................   $  289,345    $  230,967    $   89,850
                                                               ==========    ==========    ==========

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

    Under the full cost accounting rules of the U.S. Securities and Exchange Commission, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depletion, depreciation and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs of being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas price decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

                       SUPPLEMENTARY FINANCIAL INFORMATION

    Selected Quarterly Data. Results of development stage operations by quarter for the years ended December 31, 2000 and 1999 were (in thousands, except per share amounts):

                                                      2000 QUARTER ENDED
                                 ------------------------------------------------------------
                                   MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                 ------------    ------------    ------------    ------------
Operating revenues ...........   $        568    $        454    $      2,334    $      3,078
Less costs and expenses ......          3,373           1,984           2,556           4,388
                                 ------------    ------------    ------------    ------------
                                       (2,805)         (1,530)           (222)         (1,310)
Net loss .....................   $     (2,805)   $     (1,530)   $       (242)   $     (1,330)
                                 ============    ============    ============    ============
Net loss per share ...........   $      (0.07)   $      (0.04)   $      (0.01)   $      (0.04)
                                 ============    ============    ============    ============

                                                       1999 QUARTER ENDED
                                 ------------------------------------------------------------
                                   MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                 ------------    ------------    ------------    ------------
Operating revenues ...........   $        996    $        887    $        828    $      2,602
Less costs and expenses ......          2,207           5,134           2,104           3,188
                                 ------------    ------------    ------------    ------------
                                       (1,211)         (4,247)         (1,276)           (586)
Net loss .....................   $     (1,104)   $     (3,781)   $     (1,286)   $       (618)
                                 ============    ============    ============    ============
Net loss per share ...........   $      (0.03)   $      (0.10)   $      (0.03)   $      (0.02)
                                 ============    ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information, which was provided to us by the individuals, shows each director and executive officer's (i) name and age; (ii) principal positions with Seven Seas; (iii) principal occupation or employment during the last five years; (iv) other public directorships and (v) starting date as a director or executive officer. No family relationship exists among any of the Seven Seas executive officers and directors.

                                          PRESENT POSITION       PRINCIPAL OCCUPATION DURING THE LAST            COMMENCEMENT
         NAME                     AGE     WITH SEVEN SEAS          FIVE YEARS; OTHER DIRECTORSHIPS              WITH SEVEN SEAS
- -----------------------           ---     ----------------       ------------------------------------           ---------------
R. Randolph Devening(2) ........   58     Director               President and Chief Executive                       11/00
                                                                      Officer of Foodbrands America, Inc.;
                                                                      Director of Hancock Fabrics, Inc.,
                                                                      Keystone Operations, Inc., and
                                                                      Love's Travel Stops Country Stores, Inc.

Brian F. Egolf(2)(3)............   52     Director               President of Petroleum Properties                   11/96
                                                                      Management Corporation, a private
                                                                      oil and gas exploration company

Gary F. Fuller(1)(3)............   64     Director               Shareholder of McAfee & Taft,                        5/97
                                                                      A Professional Corporation

Robert A. Hefner III(1).........   66     Chairman, Chief        Managing Member of The GHK Company                  11/96
                                          Executive Officer,          L.L.C., a private oil and gas
                                          Managing Director           exploration company
                                          and Director

Ronald A. Lefaive ..............   53     Vice President of      Senior Manager of Global Administrative              3/01
                                          Finance and Chief           Services of Halliburton Company from
                                          Financial Officer           1999 to March 2001; Senior Vice
                                                                      President - Accounting, Controller and
                                                                      Chief Accounting Officer at Chesapeake
                                                                      Energy Corporation from 1993 to 1999

Robert B. Panero(2) ............   72     Director               President of Robert Panero Associates,               5/97
                                                                      International Strategic Policy and
                                                                      Project Studies Advisors


Larry A. Ray(1) ................   53     President, Chief       President since November 2000; Chief                 6/97
                                          Operating Officer,          Operating Officer since September
                                          Corporate                   1997, Chief Financial Officer from
                                          Secretary and               April 1999 to March 2001; Executive
                                          Director                    Vice President from September 1999
                                                                      to November 2000; Executive Vice
                                                                      President - Operations from June 1997
                                                                      to September 1997

Dr. James R. Schlesinger(3) ....   72     Director               Senior Advisor to the investment                     9/99
                                                                      banking firm Lehman Brothers;
                                                                      Chairman of the Board of Trustees
                                                                      of the MITRE Corporation

- ----------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

    Each of our directors and officers has held the principal occupation identified above for not less than five years, except for Mr. Lefaive, who became an officer of Seven Seas in March 2001, Mr. Hefner, who became an officer of Seven Seas in May 1997, and Mr. Ray, who was appointed President in November 2000 and Chief Operating Officer in September 1997.

    Prior to his association with the Company, Mr. Lefaive was employed by Halliburton Company as a senior manager responsible for global administrative services within the information technology department. From 1993 to 1999, he served in various financial capacities within Chesapeake Energy Corporation in Oklahoma City, Oklahoma, the last being Senior Vice President - Accounting, Controller and Chief Accounting Officer. From 1991 to 1993, Mr. Lefaive was Controller for Phibro Energy Production, Inc., an international exploration and production subsidiary of Phibro Energy, whose principal operations were located in Russia. From 1982 to 1991, Mr. Lefaive served as Assistant Controller, General Auditor, and Manager of Management Information Systems at Conquest Exploration Company in Houston, Texas. Prior to joining Conquest, Mr. Lefaive held various financial staff and management positions with The Superior Oil Company from 1980 to 1982 and Shell Oil Company from 1975 to 1982. Mr. Lefaive is a Certified Public Accountant and graduated from the University of Houston in 1975.

    Mr. Ray served as Seven Seas' Executive Vice President from September 1997 to November 2000 and was appointed Chief Financial Officer of Seven Seas on an interim basis between April 1999 and March 2001. From June 1997 to September 1997, Mr. Ray served as Seven Seas' Executive Vice President of Operations. Prior to joining Seven Seas, Mr. Ray served in a management capacity for The GHK Company L.L.C.

    In November 2000, R. Randolph Devening was appointed to our Board of Directors. Mr. Devening currently serves as Chief Executive Officer of Foodbrands America, Inc., a leading U.S. producer, marketer and distributor of frozen and refrigerated products. Mr. Devening joined Foodbrands America as Chairman, President and CEO in 1994 when it was a public company listed on the New York Stock Exchange and prior to it becoming a subsidiary of IBP, inc. Before joining Foodbrands America, Mr. Devening held various senior level positions, including Vice Chairman of the Board of Fleming Companies, Inc. Mr. Devening is a graduate of Stanford University and holds a Masters in Business Administration in Finance and Marketing from Harvard Business School. He currently serves as director of Hancock Fabrics, Inc., Keystone Automotive Operations, Inc., and Love's Travel Stops & Country Stores, Inc.

OTHER KEY EMPLOYEES

    During the first quarter of 2000, we hired J. Anthony Stuart, a 22-year employee of British Petroleum, as our drilling manager in our Bogota office. Mr. Stuart had spent the previous nine years working for BP in Colombia on the development of the Cusiana-Cupiagua field, Colombia's largest known oil field. At the time of his retirement from BP, Mr. Stuart was serving as Drilling Operations Manager. In early 2001, we made Mr. Stuart Vice President of Operations of GHK Company Colombia, our subsidiary in Colombia and the operator of the Guaduas Oil Field. Mr. Stuart will oversee the drilling of the subthrust exploration well provided it is drilled this year. Concurrent with Mr. Stuart's promotion, we also named Claudia M. Vaca Vice President of Legal, Finance and Administration of GHK Company Colombia. Prior to this position, Ms. Vaca, who is a graduate of the Harvard Law School, was serving as GHK Company Colombia's General Counsel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The following of Seven Seas' directors, officers and 10% beneficial owners filed untimely reports required by Section 16(a) of the Securities Exchange Act of 1934 during the 2000 fiscal year: William W. Daily and Breene M. Kerr failed to file a required Form 5; R. Randolph Devening filed an untimely Form 3; and each of Robert A. Hefner III, Larry A. Ray, Brian F. Egolf, Gary F. Fuller, Robert B. Panero, Dr. James R. Schlesinger and Sir Mark Thomson Bt. filed an untimely Form 5.

ITEM 11. EXECUTIVE COMPENSATION

    Directors who are not officers or employees are paid such remuneration as the board determines and are eligible to participate in our 1996 and 1997 stock option plans. They are also reimbursed for their out-of-pocket expenses incurred in connection with their services as directors, including travel expenses. We also maintain directors' and officers' insurance.

    Mr. Hefner was awarded options to purchase 221,108 common shares in lieu of cash compensation of $450,000 for services provided and to be provided from August 1, 1999 through July 31, 2000. On August 13, 1999, Mr. Hefner began receiving, in lieu of cash compensation, options to purchase 9,213 common shares semi-monthly, on our payroll days, through July 31, 2000. Such options vest upon receipt and are priced at the average of the high and low trading price on the American Stock Exchange on each respective payroll day. Mr. Hefner was also awarded options to purchase 423,888 common shares in lieu of cash compensation of $450,000 for services provided from August 1, 2000 through July 31, 2001. Mr. Hefner received options to purchase 17,662 common shares semi-monthly, on our payroll days between August 1, 2000 and February 28, 2001. Instead of receiving options to purchase 17,662 common shares semi-monthly through July 31, 2001, Mr. Hefner will receive options to purchase 88,310 common shares on May 15, 2001 and July 30, 2001. The exercise price is the average of the high and low trading price on the American Stock Exchange on each respective grant date.

    Sir Mark Thomson Bt. was awarded options to purchase 350,000 common shares vesting on October 31, 2000 at an exercise price of $4.2 per share, an amount greater than the fair market value of the stock on the date awarded.

    On September 30, 2000, Dr. Schlesinger was awarded options to purchase 822 common shares at an exercise price of $2.9375 for his service as a second year director during third quarter 2000. On December 31, 2000, Dr. Schlesinger was awarded options to purchase 7,061 common shares at an exercise price of $1.2813 for his service as a second-year director during fourth quarter 2000.

    Non-employee directors who had been directors for more than one year at the end of 1999 were awarded options to purchase 23,260 common shares in lieu of cash compensation of $35,000 for services provided during 2000. Independent directors serving on the Audit Committee for 2000 were awarded options to purchase 24,922 common shares; those serving on the Compensation Committee were awarded options to purchase 28,245 common shares; and independent directors serving on both the Compensation Committee and the Audit Committee for 2000 were awarded options to purchase 29,906 common shares in lieu of compensation. Accordingly, Mr. Egolf was awarded 29,206 options; Mr. Fuller was awarded 29,206 options; and Mr. Panero was awarded 24,922 options. One-quarter of the options awarded in 2000 to each independent director were granted on March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000. The exercise price for all the options granted to non-employee directors in 2000 was the average between the high and low trading prices on the American Stock Exchange on the date of grant. All options vested immediately upon grant and will expire on July 30, 2004, if not sooner exercised.

    On November 13, 2000, Mr. Devening was awarded options to purchase 75,000 common shares at an exercise price of $2.781 per share, of which options to purchase 25,000 common shares vested immediately and options to purchase 25,000 common shares vest on each of November, 2001 and 2002.

    On April 7, 2000, Mr. Ray was awarded options to purchase 200,000 common shares at an exercise price of $3.00, an amount greater than the fair market value of the shares at the time of grant. One-quarter of these options vest six months after the date of grant, one-quarter vest twelve months after the date of grant, one-quarter vest eighteen months after the date of grant, and one-quarter vest twenty-four months after the date of grant.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain summary information regarding the compensation Seven Seas paid to our Chief Executive Officer and our other three most highly compensated officers whose total compensation during the fiscal year ended December 31, 2000 exceeded $100,000.


                                              ANNUAL COMPENSATION                        LONG TERM COMPENSATION AWARDS
                                      ------------------------------------   ----------------------------------------------------
                                                                                                          PAYOUTS
                                                                             RESTRICTED    SECURITIES     -------
                                                            OTHER ANNUAL        STOCK      UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY       BONUS  COMPENSATION(1)      AWARD        OPTIONS      PAYOUTS   COMPENSATION
- ---------------------------     ----  ---------     -----  ---------------   ----------    ----------     -------   -------------
Robert A. Hefner, III,.....     2000  $      --       --         --              --         305,598         --             --
  Chairman and Chief Executive  1999    281,250       --         --              --          92,130         --             --
  Officer                       1998    450,000       --         --              --              --         --             --

Sir Mark Thomson, Bt,......     2000  $ 370,313       --         --              --              --         --
  President and Director        1999    295,160       --         --              --         350,000         --             --
                                1998         --       --         --              --              --         --             --

Larry A. Ray,..............     2000  $ 334,417                  --                         200,000
  President, Chief Operating    1999    300,000       --         --              --         550,000         --             --
  Officer, Corporate Secretary  1998    262,500       --         --              --              --         --             --
  and Director

William W. Daily,..........     2000  $  25,397(2)               --                                                  $342,494(3)
  Executive Vice President,     1999    330,000       --         --              --              --         --             --
  President of GHK Company      1998    120,000(4)    --         --              --         237,500         --             --
  Colombia and Director

- ----------

(1) Except as otherwise indicated, the dollar value of perquisites and other personal benefits for each of the named executive officers was less than established reporting thresholds and did not exceed the lesser of $50,000 or 10% of combined salary and bonus in each year covered.

(2) Represents salary received from January 1, 2000 through January 28, 2000 from Seven Seas, which amount does not reflect an annual rate of compensation.

(3) Represents termination payment from Seven Seas pursuant to severance agreement dated January 28, 2000, including payroll tax.

(4) Represents salary received from commencement of employment through December 31, 1998 from Seven Seas, which amount does not reflect an annual rate of compensation.


OPTION GRANTS DURING 2000

    The following table sets forth information regarding individual grants of options by Seven Seas during the fiscal year ended December 31, 2000 to the named executive officers and their potential realizable values.


                                          INDIVIDUAL GRANTS
                           ------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                         % OF TOTAL                MARKET                      VALUE AT ASSUMED
                           NUMBER OF       OPTION                   VALUE                    ANNUAL RATES OF SHARE
                             SHARES      GRANTED TO   EXERCISE    PER SHARE                 PRICE APPRECIATION FOR
                           UNDERLYING    EMPLOYEES     OR BASE     ON THE                       OPTION TERM(1)
                            OPTIONS      IN FISCAL    PRICE PER    DATE OF    EXPIRATION    ----------------------
NAME                        GRANTED         YEAR        SHARE       GRANT        DATE          5%           10%
- ----                       ----------    ----------   ---------   ---------   ----------    --------      --------
Robert A. Hefner, III...     9,213(2)       0.90%       2.00         2.00       07/30/04      11,588       29,366
Robert A. Hefner, III...     9,213(2)       0.90%       2.00         2.00       07/30/04      11,588       29,366
Robert A. Hefner, III...     9,213          0.90%       2.13         2.13       07/30/04      12,312       31,202
Robert A. Hefner, III...     9,213          0.90%       2.00         2.00       07/30/04      11,588       29,366
Robert A. Hefner, III...     9,213          0.90%       2.69         2.69       07/30/04      15,571       39,461
Robert A. Hefner, III...     9,213          0.90%       1.94         1.94       07/30/04      11,226       28,449
Robert A. Hefner, III...     9,213          0.90%       1.81         1.81       07/30/04      10,502       26,613
Robert A. Hefner, III...     9,213          0.90%       1.75         1.75       07/30/04      10,140       25,696
Robert A. Hefner, III...     9,213          0.90%       1.13         1.13       07/30/04       6,518       16,519
Robert A. Hefner, III...     9,213          0.90%       1.06         1.06       07/30/04       6,156       15,601
Robert A. Hefner, III...     9,213          0.90%       1.47         1.47       07/30/04       8,510       21,566
Robert A. Hefner, III...     9,213          0.90%       1.19         1.19       07/30/04       6,880       17,436
Robert A. Hefner, III...     9,213          0.90%       1.09         1.09       07/30/04       6,337       16,060
Robert A. Hefner, III...     9,209          0.90%       1.28         1.28       07/30/04       7,420       18,805
Robert A. Hefner, III...    35,324          3.44%       2.81         2.81       07/30/05      62,480      158,336
Robert A. Hefner, III...    17,662          1.72%       3.22         3.22       07/30/05      35,752       90,604
Robert A. Hefner, III...    17,662          1.72%       2.94         2.94       07/30/05      32,628       82,687
Robert A. Hefner, III...    17,662          1.72%       2.47         2.47       07/30/05      27,422       69,492
Robert A. Hefner, III...    17,662          1.72%       2.69         2.69       07/30/05      29,852       75,650
Robert A. Hefner, III...    17,662          1.72%       2.81         2.81       07/30/05      31,240       79,168
Robert A. Hefner, III...    17,662          1.72%       1.75         1.75       07/30/05      19,438       49,260
Robert A. Hefner, III...    17,662          1.72%       1.47         1.47       07/30/05      16,314       41,343
Robert A. Hefner, III...    17,662          1.72%       1.28         1.28       07/30/05      14,232       36,065
Larry A. Ray............   200,000         19.50%       3.00         2.03       04/07/10     377,337      956,245

- ----------

(1) The assumed rates of annual appreciation are calculated from the date of grant through the assumed expiration date. Actual gains, if any, on option exercises and common share holdings are dependent on the future performance of the common shares and overall stock market conditions. There can be no assurance that the value reflected in the table will be achieved.

(2) Options exercisable when stock trades above $10.90.

    We have not granted any stock appreciation rights to the named executive officers or to our other employees or directors.

AGGREGATED OPTION EXERCISES DURING 2000 AND FISCAL YEAR-END OPTION VALUES

    The following table provides information relating to options exercised by the named executive officers during 2000 and the number and value of unexercised options held by the named executive officers at year-end. Seven Seas does not have any outstanding stock appreciation rights:

                                                        NUMBER OF SECURITIES
                                                             UNDERLYING                             VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS,                      IN-THE-MONEY OPTIONS,
                           SHARES             SECURITIES UNDERLYING UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                          ACQUIRED    VALUE              AT DECEMBER 31, 2000                       AT DECEMBER 31, 2000
                             ON     REALIZED  -----------------------------------------   -----------------------------------------
NAME                      EXERCISE    (1)     EXERCISABLE                 UNEXERCISABLE   EXERCISABLE                 UNEXERCISABLE
- ----                      --------  --------  -----------                 -------------   -----------                 -------------
Robert A. Hefner, III..      --        --       897,728                           --       $9,141.38                       --
Sir Mark Thomson, Bt...      --        --       450,000                           --              --                       --
Larry A. Ray...........      --        --       466,666                      283,334              --                       --
William W. Daily(3)....      --        --       237,500                           --              --                       --

- ----------

(1) Represents the difference between the exercise price of the option and the closing price on the date of exercise.

(2) Based on a closing price on December 31, 2000 of $1.38 per share. Options are "in-the-money" at the fiscal year-end if the market value of the underlying securities on that date exceeds the exercise price of the option.

(3) The options granted to Mr. Daily vested immediately on January 20, 2000, pursuant to his severance agreement.

                              EMPLOYMENT AGREEMENTS

    We entered into a five-year employment agreement with Larry A. Ray dated June 12, 1997 that provides for an annual base salary of $262,500 and also provides that, in the sole discretion of the Compensation Committee of the board, Mr. Ray may receive annual merit increases, annual bonuses and stock option awards. As part of his employment agreement, Mr. Ray was granted options to purchase 200,000 common shares at an exercise price of $10.70 per share. One-third of the options vested immediately and the remainder vest one-half each on the first and second anniversaries of the date of grant. The employment agreement may be terminated for cause, which includes death or serious incapacity. Under the terms of the employment agreement, Mr. Ray will receive payments equal to the amounts remaining to be paid under the agreement in the event of a change in control or if his employment terminates for any reason. For purposes of this agreement, the term "change in control" means:

    o any merger, consolidation or reorganization in which Seven Seas is not the surviving entity (or survives only as a subsidiary of an entity);

    o any sale, lease, exchange or other transfer of (or agreement to sell, lease, exchange or otherwise transfer) all or substantially all of our assets to any other person or entity (in one transaction or a series of related transactions);

    o   dissolution or liquidation of Seven Seas;

    o any person or entity, including a group as contemplated by Section 13(d) of the Exchange Act, acquires or gains ownership or control (including without limitation, power to vote) of more than 45% of the outstanding shares of our voting stock (based upon voting power); or

    o as a result of or in connection with a contested election of directors, the persons who were directors of Seven Seas before the election cease to constitute a majority of the board of directors; provided, however, that the term "change in control" does not include any reorganization, merger, consolidation, sale, lease, exchange or similar transaction involving solely Seven Seas and one or more previously wholly-owned subsidiaries of Seven Seas.

    We entered into a three-year employment agreement with William W. Daily dated September 1, 1998 that provided for an annual base salary of $330,000. Mr. Daily was also entitled to receive annual merit increases, annual bonuses and stock option awards, at the sole discretion of the Compensation Committee. As a part of his employment agreement, Mr. Daily was granted options to purchase 237,500 common shares at an exercise price of $9.00 per share. The remaining terms of his employment agreement were substantially similar to Mr. Ray's employment agreement. Mr. Daily resigned his employment with Seven Seas effective January 28, 2000. Under the terms of a severance agreement with Mr. Daily dated January 28, 2000, we agreed to pay a termination payment of $330,000 to Mr. Daily and all options granted to him vested immediately.

    We entered into a fifteen-month employment agreement with Sir Mark Thomson, Bt dated August 1, 1999 that provided for an annual base salary of $450,000. Upon signing, Sir Mark Thomson Bt received a signing bonus of $107,660 for services provided to Seven Seas prior to the date of his employment agreement. The employment agreement also provided that other such bonuses, if any, could be awarded at the sole discretion of the Compensation Committee. As a part of his employment agreement, Sir Mark Thomson Bt was granted options to purchase 350,000 common shares at an exercise price of $4.2 per share, such options to vest October 31, 2000 or upon the occurrence of a change in control. Sir Mark Thomson Bt. was also eligible to receive other stock option grants at our discretion. The remaining terms of the employment agreement were substantially similar to Mr. Ray's employment agreement. Sir Mark Thomson Bt's tenure with the company lapsed on October 31, 2000 pursuant to the terms of his employee agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Below, we have listed information as of March 15, 2001, about the beneficial ownership of the common shares. This table shows ownership by (i) each person who we know beneficially owns more than 5% of the issued and outstanding common shares, (ii) each director and each of the named officers and (iii) all of our executive officers and directors as a group.

                                                        NUMBER OF      PERCENT
BENEFICIAL OWNER                                     COMMON SHARES(1)  OF CLASS
- ----------------                                     ----------------  --------
Robert A. Hefner, III......................             5,839,937(2)    15.0%
  c/o Seven Seas Petroleum, Inc.
  Suite 1700, 5555 San Felipe
  Houston, Texas 77056

Breene M. Kerr.............................             2,733,031(3)     7.2%
  c/o Brookside Company
  115 Bay Street
  Easton, MD 21601

State Street Research & Management Company.             2,262,300(4)     6.0%
  One Financial Centre, 30th Floor
  Boston, Massachusetts 02111

Robert W. Moore............................             2,542,000        6.7%
  MTV Limited Partnership
  3600 West Main Street, Suite 150
  Norman, Oklahoma 73072

Larry A. Ray...............................               623,886(5)     1.6%
Brian F. Egolf.............................               336,269(6)       *
Gary F. Fuller.............................               223,899(7)       *
Robert B. Panero...........................               118,259(8)       *
Dr. James R. Schlesinger...................                63,305(9)       *
R. Randolph Devening.......................                25,000(10)      *
All executive officers and directors as a
  group (7 persons)........................             7,230,555(11)   18.7%

- ----------
     *  Less than 1%

    (1) Unless we indicated otherwise, each of the parties listed has sole voting and investment power over the shares owned. The number of shares listed includes the number of common shares that would be issued if certain stock options that are currently exercisable were exercised subject to our Amended 1996 Stock Option Plan and our 1997 Stock Option Plan. For purposes of this table, options are deemed to be currently exercisable if they may be exercised within 60 days following March 29, 2001.

    (2) Includes 1,056,686 common shares currently issuable upon exercise of options and 15,000 common shares held by an entity in which Mr. Hefner has a substantial interest.

    (3) Includes 172,112 common shares currently issuable upon exercise of options and 2,560,919 common shares beneficially owned by a limited partnership in which Mr. Kerr serves as a general partner.

    (4) Based on a Schedule 13G for the year ended December 31, 2000, State Street has sole power to vote 2,168,400 shares and sole power to dispose of 2,262,300 shares.

    (5) Includes 516,666 common shares currently issuable upon exercise of options, 2,720 shares in Mr. Ray's retirement account and an additional 104,500 owned by Mr. Ray's wife.

    (6) Includes 274,533 common shares currently issuable upon exercise of options and 25,000 common shares owned by a trust for the benefit of members of Mr. Egolf's family.

    (7) Includes 208,399 common shares currently issuable upon exercise of options. Also includes 4,000 common shares owned by a limited liability company, of which Mr. Fuller and his wife each own a 50% interest and share voting and investment powers, and 10,000 common shares owned by a limited partnership of which Mr. Fuller has the voting and investment power as a trustee of a trust which is the sole general partner. Mr. Fuller has a 35.65% interest in the partnership as a limited partner. Also includes 3,500 common shares owned by Mr. Fuller's wife as to which he disclaims beneficial ownership.

    (8) Includes 117,480 common shares currently issuable upon exercise of options and 779 common shares held by Mr. Panero's wife.

    (9) Includes 63,305 common shares currently issuable upon exercise of options.

    (10) Includes 25,000 common shares currently issuable upon exercise of options.

    (11) Includes 2,262,069 common shares currently issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On November 1, 1997, the Executive Vice President and Chief Operating Officer obtained a $200,000 loan from the Company. This loan bears a 6.06% interest rate and is due November 1, 2002. The Company recognized interest income of $12,000 in 2000, 1999 and 1998, respectively.

    The Company's Chairman and Chief Executive Officer, Mr. Robert A. Hefner III, beneficially owns 100% of The GHK Company LLC ("GHK"). Effective July 1, 1997, the Company has entered into an administrative service agreement with GHK. The Company recognized $21,000, $21,000 and $28,000 of such expenses in 2000, 1999 and 1998, respectively. In addition, GHK pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK $23,000, $31,000 and $0.1 million in 2000, 1999 and 1998, respectively, for such costs.

    Mr. Hefner owns 100% of the shares of The GHK Corporation ("GHK Corp."). GHK Corp. owns an executive aircraft, which Mr. Hefner and other Seven Seas executives and employees use for certain business travel. The Company has entered into an agreement with GHK Corp. whereby the Company pays GHK Corp. the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company had $24,000, $57,000 and $31,000 in expenditures for such air travel during 2000, 1999 and 1998, respectively.

    In December 2000, the Company entered into a loan agreement with Stillwater National Bank and Trust Company, N.A. Mr. Hefner guaranteed this loan and received $62,500 in remuneration for the guarantee.

    McAfee & Taft, A Professional Corporation, serves as Seven Seas' corporate counsel. Gary F. Fuller is a shareholder of McAfee & Taft and has been a member of Seven Seas' board of directors since 1997. The Company incurred expenses from McAfee & Taft in the amounts of $499,340, $267,368 and $45,955 in 2000, 1999 and
1998, respectively.

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


                      EXHIBIT
                      NUMBER                           DESCRIPTION

                  (3)                     Articles of Incorporation and By-laws

                                (A)*      Certificate of Continuance to the
                                          Cayman Islands

                                (B)*      Memorandum of Association

                                (C)*      Articles of Association

                  (4) Instruments defining the rights of security holders, including indentures

                                 (A)      Indenture dated as of May 7, 1998
                                          between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(A) in Registration on Form S-4 filed
                                          on July 2, 1998 (File No. 333-58499)

                                 (B) Registration Rights Agreement dated as of May 7, 1998 among Seven Seas Petroleum Inc., a Yukon Territory, Canada corporation, and the Initial Purchasers, incorporated by reference to Exhibit 4(B) in Registration on Form S-4 filed on July 2, 1998 (File No. 333-58499)

                                 (C)      Collateral Pledge and Security
                                          Agreement dated as of May 7, 1998
                                          between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(C) in Registration on Form S-4 filed
                                          on July 2, 1998 (File No. 333-58499)

                 (10)                     Material Contracts

                                 (A) Letter Agreement dated August 14, 1995 by and between Seven Seas Petroleum Inc., a Yukon Territory, Canada corporation, and GHK Company Columbia, as amended by letter agreement dated November 30, 1995, incorporated by reference to Exhibit 10(A) in
                                          Registration on Form 10 filed April
                                          30, 1997 (File No. 000-22483)

                                 (B)      The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.
                                          relating to the Dindal block, as
                                          amended, incorporated by reference to
                                          Exhibit 10(B) in Registration on Form
                                          10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (C)      The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia relating to the Rio Seco
                                          block, incorporated by reference to
                                          Exhibit 10(C) in Registration on Form
                                          10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (D) Joint Operating Agreement dated as of August 1, 1994 by and between GHK Company Colombia and the holder of interests in the Dindal block, incorporated by reference to Exhibit 10(D) in Registration on Form 10 filed April 30, 1997 (File No. 000-22483)

                                 (E) Management Services Agreement by and among GHK Company Colombia, Seven Seas Petroleum Inc., a Yukon Territory, Canada corporation, and The GHK Company L.L.C., incorporated by reference to Exhibit 10(J) in
                                          Registration on Form 10 filed April
                                          30, 1997 (File No. 000-22483)

                                 (F)      Amended 1996 Stock Option Plan,
                                          incorporated by reference to Exhibit
                                          10(M) in Registration on Form 10 filed
                                          April 30, 1997 (File No. 000-22483)

                                 (G)      Form of Incentive Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(N) in Registration on
                                          Form 10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (H)      Form of Directors' Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(O) in Registration on
                                          Form 10 filed April 30, 1997 (File No.
                                          000-22483)

                               (I)** Form of Employment Agreement between Seven Seas Petroleum Inc., a Yukon Territory, Canada corporation, and Larry A. Ray, incorporated by reference to Exhibit 10(R) in
                                          Registration on Amendment No. 1 to
                                          Form 10, filed September 15, 1997
                                          (File No. 000-22483)

                                 (J)      Settlement Agreement between Seven
                                          Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and Mr.
                                          Whitehead dated May 20, 1997,
                                          incorporated by reference to Exhibit
                                          10(S) in Registration on Amendment No.
                                          1 to Form 10, filed September 15, 1997
                                          (File No.000-22483)

                                 (K) 1997 Stock Option Plan, incorporated by reference to Exhibit 10(BB) in Registration on Amendment No. 1 to Form 10 filed September 15, 1997 (File No. 000-22483)

                                 (L)      The Association Contract by and
                                          between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Rosablanca block, incorporated by
                                          reference to Exhibit 10(B) on Form
                                          10-K for the year ended December 31,
                                          1997 (File No. 001-13771)

                                 (M)      The Association Contract by and
                                          between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Montecristo block, incorporated by
                                          reference to Exhibit 10(C) on Form
                                          10-K for the year ended December 31,
                                          1997 (File No. 001-13771)

                               (N)** Form of Employment Agreement between Seven Seas Petroleum Inc., a Yukon Territory, Canada corporation and Sir Mark Thomson Bt, incorporated by reference to Exhibit 10(V) on Form 10-K for the year ended December 31, 1999 (File No. 001-13771)

                               (O)** Severance Agreement with Herbert C. Williamson III, incorporated by reference to Exhibit 10(W) on Form 10-K for the year ended December 31, 1999 (File No. 001-13771)

                               (P)** Severance Agreement with William W. Daily, incorporated by reference to
                                          Exhibit 10(X) on Form 10-K for the
                                          year ended December 31, 1999 (File No.
                                          001-13771)

                                 (Q)      Memorandum of Understanding with
                                          Empresa Colombiana de Petroleos,
                                          incorporated by reference to Exhibit
                                          10(Y) on Form 10-K for the year ended
                                          December 31, 1999 (File No. 001-13771)

                                 (R) Global Operating License, incorporated by reference to Exhibit 10(W) on Form S-4, filed January 10, 2001 (File No. 333-53470)

                                 (S)      Loan Agreement between Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and Stillwater
                                          National Bank and Trust Company, N.A.,
                                          dated December 20, 2000, and related
                                          Guaranty Agreement and Guarantor
                                          Security Agreement, incorporated by
                                          reference to Exhibit 10(X) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (T)      Promissory Note dated December 20,
                                          2000 from Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Y) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (U) Stock Pledge Agreement by Seven Seas Petroleum Corporation, a Yukon Territory, Canada corporation, Seven Seas Petroleum Holdings Inc., a Cayman Island corporation, and Seven Seas Petroleum Columbia Inc., a Cayman Islands corporation, in favor of Stillwater National Bank and Trust Company, N.A., incorporated by reference to Exhibit 10(Z) on Form S-4, filed January 10, 2001 (File No. 333-53470)

                                 (V) Construction Contract dated December 27, 2000 between Seven Seas Petroleum Corporation Inc., a Yukon Territory, Canada corporation, and Cosacol Ltd., incorporated by reference to Exhibit 10(AA) on Form S-4, filed January 10, 2001 (File No. 333-53470)

                 (23)                     Consent of experts and counsel

                                *(A)      Consent of Arthur Andersen LLP

                 (24)                     Power of Attorney (included in
                                          signature page)

- ----------

*   Filed herewith.

**  Management contract, compensatory plan or agreement.

    (b) Consolidated Financial Statement Schedules

    All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Seven Seas has duly caused this report to be signed on its behalf as of the 30th day of March 2001 by the undersigned, thereunto duly authorized. SEVEN SEAS PETROLEUM INC.

By:  /s/ ROBERT A. HEFNER III
   ------------------------------
        Robert A. Hefner III
       Chief Executive Officer
    (Principal Executive Officer)

By:   /s/ RONALD A. LEFAIVE
   ------------------------------
          Ronald A. Lefaive
       Chief Financial Officer
    (Principal Financial Officer)

    The undersigned officers and directors of Seven Seas, hereby severally constitute and appoint Robert A. Hefner III and Larry A. Ray, and each of them, severally, his true and lawful attorneys-in-fact with full power to them and each of them to sign for him, and in his name as officer or director, or both, of Seven Seas, the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (and any and all amendments thereto), granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed as of the 30th day of March 2001 by the following persons in their capacity as directors of the Registrant.


                  /s/ ROBERT A. HEFNER III                  Chairman and Chief Executive Officer
                  ----------------------------
                  Robert A. Hefner III

                  /s/ LARRY A. RAY                          President, Chief Operating Officer, Corporate
                  ----------------------------              Secretary and Director
                  Larry A. Ray

                  /s/ R. RANDOLPH DEVENING                  Director
                  ----------------------------
                  R. Randolph Devening

                  /s/ BRIAN EGOLF                           Director
                  ----------------------------
                  Brian Egolf

                  /s/ GARY F. FULLER                        Director
                  ----------------------------
                  Gary F. Fuller

                  /s/ ROBERT B. PANERO                      Director
                  ----------------------------
                  Robert B. Panero

                  /s/ DR. JAMES R. SCHLESINGER              Director
                  ----------------------------
                  Dr. James R. Schlesinger

                                INDEX TO EXHIBITS

                      EXHIBIT
                      NUMBER                          DESCRIPTION
                      -------                         -----------
                  (3)                     Articles of Incorporation and By-laws

                                (A)*      Certificate of Continuance to the
                                          Cayman Islands

                                (B)*      Memorandum of Association

                                (C)*      Articles of Association

                  (4)                     Instruments defining the rights of
                                          security holders, including indentures

                                 (A)      Indenture dated as of May 7, 1998
                                          between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(A) in Registration on Form S-4 filed
                                          on July 2, 1998 (File No. 333-58499)

                                 (B)      Registration Rights Agreement dated as
                                          of May 7, 1998 among Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and the Initial
                                          Purchasers, incorporated by reference
                                          to Exhibit 4(B) in Registration on
                                          Form S-4 filed on July 2, 1998 (File
                                          No. 333-58499)

                                 (C)      Collateral Pledge and Security
                                          Agreement dated as of May 7, 1998
                                          between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(C) in Registration on Form S-4 filed
                                          on July 2, 1998 (File No. 333-58499)

                 (10)                     Material Contracts

                                 (A)      Letter Agreement dated August 14, 1995
                                          by and between Seven Seas Petroleum
                                          Inc., a Yukon Territory, Canada
                                          corporation, and GHK Company Columbia,
                                          as amended by letter agreement dated
                                          November 30, 1995, incorporated by
                                          reference to Exhibit 10(A) in
                                          Registration on Form 10 filed April
                                          30, 1997 (File No. 000-22483)

                                 (B)      The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.
                                          relating to the Dindal block, as
                                          amended, incorporated by reference to
                                          Exhibit 10(B) in Registration on Form
                                          10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (C)      The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia relating to the Rio Seco
                                          block, incorporated by reference to
                                          Exhibit 10(C) in Registration on Form
                                          10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (D)      Joint Operating Agreement dated as of
                                          August 1, 1994 by and between GHK
                                          Company Colombia and the holder of
                                          interests in the Dindal block,
                                          incorporated by reference to Exhibit
                                          10(D) in Registration on Form 10 filed
                                          April 30, 1997 (File No. 000-22483)

                                 (E)      Management Services Agreement by and
                                          among GHK Company Colombia, Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and The GHK
                                          Company L.L.C., incorporated by
                                          reference to Exhibit 10(J) in
                                          Registration on Form 10 filed April
                                          30, 1997 (File No. 000-22483)

                                 (F)      Amended 1996 Stock Option Plan,
                                          incorporated by reference to Exhibit
                                          10(M) in Registration on Form 10 filed
                                          April 30, 1997 (File No. 000-22483)

                                 (G)      Form of Incentive Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(N) in Registration on
                                          Form 10 filed April 30, 1997 (File No.
                                          000-22483)

                                 (H)      Form of Directors' Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(O) in Registration on
                                          Form 10 filed April 30, 1997 (File No.
                                          000-22483)

                               (I)**      Form of Employment Agreement between
                                          Seven Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and
                                          Larry A. Ray,

                                          incorporated by reference to Exhibit
                                          10(R) in Registration on Amendment No.
                                          1 to Form 10, filed September 15, 1997
                                          (File No. 000-22483)

                                 (J)      Settlement Agreement between Seven
                                          Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and Mr.
                                          Whitehead dated May 20, 1997,
                                          incorporated by reference to Exhibit
                                          10(S) in Registration on Amendment No.
                                          1 to Form 10, filed September 15, 1997
                                          (File No.000-22483)

                                 (K)      1997 Stock Option Plan, incorporated
                                          by reference to Exhibit 10(BB) in
                                          Registration on Amendment No. 1 to
                                          Form 10 filed September 15, 1997 (File
                                          No. 000-22483)

                                 (L)      The Association Contract by and
                                          between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Rosablanca block, incorporated by
                                          reference to Exhibit 10(B) on Form
                                          10-K for the year ended December 31,
                                          1997 (File No. 001-13771)

                                 (M)      The Association Contract by and
                                          between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Montecristo block, incorporated by
                                          reference to Exhibit 10(C) on Form
                                          10-K for the year ended December 31,
                                          1997 (File No. 001-13771)

                               (N)**      Form of Employment Agreement between
                                          Seven Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation and Sir
                                          Mark Thomson Bt, incorporated by
                                          reference to Exhibit 10(V) on Form
                                          10-K for the year ended December 31,
                                          1999 (File No. 001-13771)

                               (O)**      Severance Agreement with Herbert C.
                                          Williamson III, incorporated by
                                          reference to Exhibit 10(W) on Form
                                          10-K for the year ended December 31,
                                          1999 (File No. 001-13771)

                               (P)**      Severance Agreement with William W.
                                          Daily, incorporated by reference to
                                          Exhibit 10(X) on Form 10-K for the
                                          year ended December 31, 1999 (File No.
                                          001-13771)

                                 (Q)      Memorandum of Understanding with
                                          Empresa Colombiana de Petroleos,
                                          incorporated by reference to Exhibit
                                          10(Y) on Form 10-K for the year ended
                                          December 31, 1999 (File No. 001-13771)

                                 (R)      Global Operating License, incorporated
                                          by reference to Exhibit 10(W) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (S)      Loan Agreement between Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and Stillwater
                                          National Bank and Trust Company, N.A.,
                                          dated December 20, 2000, and related
                                          Guaranty Agreement and Guarantor
                                          Security Agreement, incorporated by
                                          reference to Exhibit 10(X) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (T)      Promissory Note dated December 20,
                                          2000 from Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Y) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (U)      Stock Pledge Agreement by Seven Seas
                                          Petroleum Corporation, a Yukon
                                          Territory, Canada corporation, Seven
                                          Seas Petroleum Holdings Inc., a Cayman
                                          Island corporation, and Seven Seas
                                          Petroleum Columbia Inc., a Cayman
                                          Islands corporation, in favor of
                                          Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Z) on Form
                                          S-4, filed January 10, 2001 (File No.
                                          333-53470)

                                 (V)      Construction Contract dated December
                                          27, 2000 between Seven Seas Petroleum
                                          Corporation Inc., a Yukon Territory,
                                          Canada corporation, and Cosacol Ltd.,
                                          incorporated by reference to Exhibit
                                          10(AA) on Form S-4, filed January 10,
                                          2001 (File No. 333-53470)

                 (23)                     Consent of experts and counsel

                                *(A)      Consent of Arthur Andersen LLP

                 (24)                     Power of Attorney (included in
                                          signature page)

- ----------

*   Filed herewith.

**  Management contract, compensatory plan or agreement.