Form 10-K/A
period 1999-12-31
SEVEN SEAS PETROLEUM INC
filed 2001-04-27
CIK 947156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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
                8-K.......................................................

Introductory Note: This amended Form 10-K for the year 1999 includes small changes made at the request of the U.S. Securities and Exchange Commission during its review of the Company's Management Information Circular and Prospectus used in connection with the Company's migration to the Cayman Islands. The changes include: 1) a correction in the date of auditor's letter to shareholders on page 31, 2) removal of line item "exercise of stock options" in the 1999 activity section of the Statement of Consolidated Stockholders Equity on page 34 because no options were exercised in 1999 and 3) a clarification that certain options to purchase the Company's shares were re-priced with an exercise price above market prices on the date of the re-pricing on page 47.


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

                                      DEVELOPED                     UNDEVELOPED
                             ---------------------------    ---------------------------
                             GROSS ACRES    NET ACRES(1)    GROSS ACRES    NET ACRES(1)
                             -----------    ------------    -----------    ------------
Colombia...................    12,160          7,293          905,369        588,625
                               ------          -----          -------        -------
     Total.................    12,160          7,293          905,369        588,625

---------------

(1) Net acres are based on our respective working interests, and, in Colombia, are before Ecopetrol's participation.

DRILLING ACTIVITY

     The following table sets forth the number of wells drilled by us from inception through December 31, 1999:

                                              EXPLORATORY                     DEVELOPMENT
                                      ----------------------------    ----------------------------
                                       PRODUCTIVE         DRY          PRODUCTIVE         DRY
                                      ------------    ------------    ------------    ------------
                                      GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET
                                      -----    ---    -----    ---    -----    ---    -----    ---
Year ended December 31, 1999:
  Colombia..........................    3      0.8      1      0.1      0      0.0      0      0.0
Year ended December 31, 1998:
  Colombia..........................    1      0.6      5(1)   2.8(2)   0      0.0      0      0.0
Year ended December 31, 1997:
  Colombia..........................    3      1.7      0      0.0      0      0.0      0      0.0
Year ended December 31, 1996:
  Colombia..........................    2      1.2      0      0.0      0      0.0      0      0.0
  Argentina.........................    0      0.0      1      0.3      0      0.0      0      0.0
                                        --     ---      --     ---      --     ---      --     ---
                                        2      1.2      1      0.3      0      0.0      0      0.0
Year ended December 31, 1995:
  Australia.........................    0      0.0      1      0.1      0      0.0      0      0.0

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

March 28, 2000

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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (FEBRUARY 3, 1995) THROUGH DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 COMMON STOCK           PREFERRED STOCK
                                                             ---------------------   ---------------------
                                             DATE              NUMBER      AMOUNT      NUMBER      AMOUNT
                                     ---------------------   ----------   --------   ----------   --------
Issuance of common share to
 founder...........................       February 3, 1995            1   $     --           --   $     --
Issuance of common shares to
 founder for cash..................      February 27, 1995      999,999         --           --         --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................         March 22, 1995    4,000,000      1,000           --         --
Issuance of common shares in
 private placements for cash ($0.75
 per share):.......................           May 31, 1995    5,687,666      4,266           --         --
                                              June 9, 1995      979,000        734           --         --
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share):.......................           May 31, 1995      284,383        213           --         --
                                              June 9, 1995       48,950         37           --         --
Less: Common share issuance cost...  May 31 - June 9, 1995           --       (250)          --         --
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................       June 29-30, 1995      680,464        170           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1995.......                          12,680,463      6,170           --         --
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........         March 15, 1996           --         --           --         --
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................          April 29,1996       10,000         79           --         --
Purchase Treasury Stock ($8.00 per
 share)............................          June 26, 1996           --         --           --         --
Exercise of stock options for cash
 ($.75 per share)..................       Jan. - June 1996      305,000        229           --         --
Exercise of stock options for cash
 ($7.125 per share)................         April 29, 1996       10,000         71           --         --
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....          July 26, 1996           --         --    5,002,972     45,652
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................          July 26, 1996           --         --           --         --
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................       October 16, 1996           --         --           --         --
Exercise of stock options for cash
 ($.75 per share)..................   July - December 1996      310,333        233           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1996.......                          13,315,796      6,782    5,002,972     45,652
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......       February 7, 1997   11,774,171    107,439           --         --
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................       February 7, 1997    5,002,972     45,652   (5,002,972)   (45,652)
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................       February 7, 1997      500,000      7,013           --         --
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................       February 7, 1997    2,000,000      5,096           --         --
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....          March 5, 1997    1,000,000     18,550           --         --
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................         March 14, 1997    1,000,000      3,500           --         --
Exercise of stock options
 ($.75 -- 10.90 per share).........        Jan. - Dec 1997      478,667      2,374           --         --
Net loss...........................                                  --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1997.......                          35,071,606    196,406           --         --
Exercise of stock options
 ($.75 -- $10.90 per share)........       Jan. - Dec. 1998      514,000      5,351           --         --
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....         August 6, 1998    2,173,901     20,351           --         --
Exercise of warrants ($15.00 per
 share)............................        August 12, 1998       18,913        339           --         --
Net loss...........................                     --           --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1998.......                          37,778,420    222,447           --         --
Expiration of warrants.............       February 5, 1999           --      3,093           --         --
Stock issuance ($4.8125 per
 share)............................          April 1, 1999       55,000        265           --         --
Net loss...........................                     --           --         --           --         --
                                                             ----------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1999.......                          37,833,420   $225,805           --   $     --
                                                             ==========   ========   ==========   ========

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                        SPECIAL WARRANTS       TREASURY STOCK      DURING
                                     -----------------------   ---------------   DEVELOPMENT
                                       NUMBER       AMOUNT     NUMBER   AMOUNT      PHASE       TOTAL
                                     -----------   ---------   ------   ------   -----------   --------
Issuance of common share to
 founder...........................           --   $      --     --      $--      $      --    $     --
Issuance of common shares to
 founder for cash..................           --          --     --       --             --          --
Issuance of common shares in a
 private placement for cash ($0.25
 per share)........................           --          --     --       --             --       1,000
Issuance of common shares in
 private placements for cash ($0.75
 per share):.......................           --          --     --       --             --       4,266
                                              --          --     --       --             --         734
Issuance of common shares in
 settlement of agents' fees ($0.75
 per share):.......................           --          --     --       --             --         213
                                              --          --     --       --             --          37
Less: Common share issuance cost...           --          --     --       --             --        (250)
Issuance of common shares in
 connection with the May 5, 1995
 amalgamation agreement with Rusty
 Lake Resources ($0.25 per
 share)............................           --          --     --       --             --         170
Net loss...........................           --          --     --       --         (2,120)     (2,120)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1995.......           --          --     --       --         (2,120)      4,050
Issuance of special warrants in a
 brokered private placement for
 cash ($2.75 per warrant)..........    2,000,000       5,096     --       --             --       5,096
Issuance of common shares to the
 Company's 401(k) plan ($7.875 per
 share)............................           --          --     --       --             --          79
Purchase Treasury Stock ($8.00 per
 share)............................           --          --     29       --             --          --
Exercise of stock options for cash
 ($.75 per share)..................           --          --     --       --             --         229
Exercise of stock options for cash
 ($7.125 per share)................           --          --     --       --             --          71
Issuance of exchangeable preferred
 stock in connection with business
 combination ($9.125 per share)....           --          --     --       --             --      45,652
Issuance of special warrants in
 connection with business
 combination ($9.125 per
 warrant)..........................   11,774,171     107,439     --       --             --     107,439
Issuance of convertible special
 warrants in a brokered private
 placement for cash ($15.00 per
 warrant)..........................      500,000       7,013     --       --             --       7,013
Exercise of stock options for cash
 ($.75 per share)..................           --          --     --       --             --         233
Net loss...........................           --          --     --       --         (2,195)     (2,195)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1996.......   14,274,171     119,548     29       --         (4,315)    167,667
Conversion of special warrants
 issued in connection with the
 business combination dated July
 26, 1996 ($9.125 per share).......  (11,774,171)   (107,439)    --       --             --          --
Conversion of the preferred shares
 in connection with the business
 combination dated July 26, 1996
 ($9.125 per share)................           --          --     --       --             --          --
Conversion of privately placed
 special warrants ($15.00 per
 warrant)..........................     (500,000)     (7,013)    --       --             --          --
Conversion of privately placed
 special warrants ($2.75 per
 warrant)..........................   (2,000,000)     (5,096)    --       --             --          --
Issuance of common shares in
 connection with the business
 combination ($18.55 per share)....           --          --     --       --             --      18,550
Conversion of privately placed
 special warrants for cash ($3.50
 per warrant)......................           --          --     --       --             --       3,500
Exercise of stock options
 ($.75 -- 10.90 per share).........           --          --     --       --             --       2,374
Net loss...........................           --          --     --       --         (7,928)     (7,928)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1997.......           --          --     29       --        (12,243)    184,163
Exercise of stock options
 ($.75 -- $10.90 per share)........           --          --     --       --             --       5,351
Conversion of debentures ($11.50
 per share, $2.90 per warrant).....    1,086,957       3,148     --       --             --      23,499
Exercise of warrants ($15.00 per
 share)............................      (18,913)        (55)    --       --             --         284
Net loss...........................           --          --     --       --        (90,199)    (90,199)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1998.......    1,068,044       3,093     29       --       (102,442)    123,098
Expiration of warrants.............   (1,068,044)     (3,093)    --       --             --          --
Stock issuance ($4.8125 per
 share)............................           --          --     --       --             --         265
Net loss...........................           --          --     --       --         (6,789)     (6,789)
                                     -----------   ---------     --      ---      ---------    --------
BALANCE AT DECEMBER 31, 1999.......           --   $      --     29      $--      $(109,231)   $116,574
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

  ACCOUNTS RECEIVABLE

     Accounts receivable included the following at December 31, 1999 and 1998 (In thousands):

                                                                DECEMBER 31,
                                                               ---------------
                                                                1999     1998
                                                               ------   ------
Crude oil sales.............................................   $4,445   $   --
Joint interest billing......................................    5,067    6,456
Other.......................................................      309      106
                                                               ------   ------
          Total accounts receivable.........................   $9,821   $6,562
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

                                                                      AMORTIZED   UNREALIZED
                                                         FAIR VALUE     COST        (LOSS)
                                                         ----------   ---------   ----------
RESTRICTED SHORT-TERM INVESTMENTS
  U.S. Treasury Strip, face value of $6,875,000, due
     May 15, 2000......................................   $ 6,743      $ 6,743       $  0
  U.S. Treasury Strip, face value of $6,875,000, due
     November 15, 2000.................................     6,528        6,569        (41)
                                                          -------      -------       ----
          Total Restricted short-term investments......   $13,271      $13,312       $(41)
                                                          =======      =======       ====
RESTRICTED LONG-TERM INVESTMENTS
  U.S. Treasury Strip, face value of $6,875,000, due
     May 15, 2001......................................     6,322        6,391        (69)
                                                          -------      -------       ----
          Total Long-term held-to-maturity
            investments................................   $ 6,322      $ 6,391       $(69)
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

6. INCOME TAXES:

     The geographical sources of income (loss) before income taxes and minority interest were as follows (In thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------   ---------   -------
United States.........................................  $   727   $   3,348   $(4,515)
Foreign...............................................   (8,047)   (140,043)   (3,707)
                                                        -------   ---------   -------
          Loss before income taxes and minority
            interest..................................  $(7,320)  $(136,695)  $(8,222)
                                                        =======   =========   =======

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


     During 1999, the Company re-priced options granted to certain employees by canceling existing options and granting new options with an exercise price above market prices on the dates of grant.


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

                                                                          LONG TERM COMPENSATION
                                                                     ---------------------------------
                                                                             AWARDS            PAYOUTS
                                        ANNUAL COMPENSATION          -----------------------   -------
                                  --------------------------------   RESTRICTED   SECURITIES
        NAME AND                                      OTHER ANNUAL     STOCK      UNDERLYING    LTIP      ALL OTHER
   PRINCIPAL POSITION      YEAR   SALARY(1)   BONUS   COMPENSATION     AWARD       OPTIONS     PAYOUTS   COMPENSATION
   ------------------      ----   ---------   -----   ------------   ----------   ----------   -------   ------------
Robert A. Hefner III.....  1999   $281,250     --          --            --         92,130       --             --
  Chairman, Chief          1998    450,000     --          --            --             --       --             --
  Executive Officer and    1997         --     --          --            --        450,000       --             --
  Managing Director
Sir Mark Thomson, Bt.....  1999    295,160     --          --            --        350,000       --             --
  President and            1998         --     --          --            --             --       --             --
  Director                 1997         --     --          --            --        100,000(2)    --             --
Larry A. Ray.............  1999    300,000     --          --            --        550,000(4)    --             --
  Executive Vice
    President,             1998    262,500     --          --            --             --       --             --
  Chief Operating
    Officer,               1997    139,062(3)  --          --            --        550,000       --         33,330(5)
  Chief Financial
  Officer, Corporate
  Secretary and Director
William W. Daily.........  1999    330,000     --          --            --             --       --             --
  Executive Vice
    President,             1998    120,000(6)  --          --            --        237,500       --             --
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

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                  SHARES                   OPTIONS, WARRANTS/SARS AT      OPTIONS, WARRANTS/SARS
                                 ACQUIRED                     FISCAL YEAR-END(2)           AT FISCAL YEAR-END(2)
                                    ON         VALUE      ---------------------------   ---------------------------
             NAME                EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                --------   -----------   -----------   -------------   -----------   -------------
Robert A. Hefner III...........     --          --            --           592,130          --             --
Sir Mark Thomson, Bt...........     --          --            --           450,000          --             --
Larry A. Ray...................     --          --            --           550,000          --             --
William W. Daily...............     --          --            --           237,500          --             --
Herbert C. Williamson III(3)...     --          --            --                --          --             --

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

     The following table presents a summary of stock option transactions for the three years ended December 31, 1999:

                                                                         WEIGHTED AVERAGE
                                                            COMMON         OPTION PRICE
                                                            SHARES          PER SHARE
                                                            ------       ----------------
December 31, 1996......................................    1,164,667          $ 9.07
Granted................................................    3,197,500           13.56
Exercised..............................................     (478,667)           3.05
Revoked................................................       (5,000)          12.25
                                                          ----------          ------
December 31, 1997......................................    3,878,500           13.51
                                                          ----------          ------
Granted................................................      820,500           13.97
Exercised..............................................     (514,000)           8.02
Revoked................................................     (703,833)          17.13
                                                          ----------          ------
December 31, 1998......................................    3,481,167           13.69
                                                          ----------          ------
Granted................................................    1,553,434            6.06
Revoked................................................   (1,590,000)          14.03
                                                          ----------          ------
December 31, 1999......................................    3,444,601          $10.10
                                                          ==========          ======

     Exercisable stock options amounted to 2,091,935; 1,718,829; and 1,697,665 at December 31, 1999, 1998, and 1997, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 were $3.16; $8.77; and $7.68, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 1999:

                                                        WEIGHTED                     WEIGHTED
                                           AVERAGE      AVERAGE                      AVERAGE
    EXERCISE PRICE RANGE        SHARES      LIFE     EXERCISE PRICE    SHARES     EXERCISE PRICE
    --------------------        ------     -------   --------------    ------     --------------
$.75.........................      3,000     0.4         $  .75           3,000       $  .75
 1.75-1.78...................     39,002     4.2           1.76          39,002         1.76
 2.41-2.97...................    146,430     6.2           2.81         113,096         2.76
 3.00-3.94...................    232,002     6.7           3.05          67,002         3.08
 4.22-4.81...................    425,000     9.4           4.32              --           --
 6.16-7.13...................     10,000     5.3           6.64           5,000         7.13
 8.06-8.63...................    150,000     8.8           8.44          50,001         8.44
 9.00........................    433,500     3.9           9.00         209,168         9.00
 10.70-10.90.................    929,000     6.2          10.70         929,000        10.70
 13.23-14.09.................    218,000     7.8          13.30          18,000        14.09
 18.22-18.75.................    792,000     5.7          18.57         591,999        18.58
 88..........................     66,667     0.2          23.88          66,667        23.88
                               ---------                              ---------
                               3,444,601                              2,091,935
                               ---------                              ---------

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

                                            SEVEN SEAS PETROLEUM INC.

                                            By:  /s/ ROBERT A. HEFNER III
                                              ----------------------------------
                                                     Robert A. Hefner III
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

                                            By:      /s/ LARRY A. RAY
                                              ----------------------------------
                                                         Larry A. Ray
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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