Form 10-Q
period 2001-03-31
SEVEN SEAS PETROLEUM INC
filed 2001-05-15
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

    Commission File No. 0-22483
                               -------------

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

    As of May 15, 2001, there were 37,858,501 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share.

                            SEVEN SEAS PETROLEUM INC.


                                      INDEX

 PART I. FINANCIAL INFORMATION                                                     PAGE
 Item 1. Financial  Statements
         Condensed Consolidated Balance Sheets as of March  31, 2001
         (Unaudited) and December 31, 2000......................................     3

         Condensed Consolidated Statements of  Operations and Accumulated
         Deficit for the three months ended March 31, 2001 and 2000 and the
         Cumulative Total from Inception (February 3, 1995) to March 31, 2001
         (Unaudited)............................................................     4

         Condensed Consolidated Statements of  Cash Flows for the three months ended March 31, 2001 and 2000 and the Cumulative Total from Inception
         (February 3, 1995) to March 31, 2001 (Unaudited).......................     5

         Notes to Condensed Consolidated Financial Statements (Unaudited).......     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................     8

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.............    13

 PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.......................................    13

                  PART I.  FINANCIAL INFORMATION
                  Item 1.  FINANCIAL STATEMENTS


                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            MARCH 31,      DECEMBER 31,
                                                                              2001             2000
                                                                         --------------  --------------
                                ASSETS                                     (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                              $  11,754       $   12,128
     Short-term investments                                                        --            1,168
     Restricted short-term investments                                          6,818            6,734
     Accounts receivable                                                        2,700            7,297
     Interest receivable                                                            3               55
     Inventory                                                                    563              563
     Prepaids and other                                                           230              181
                                                                            ---------       ----------
Total Current Assets                                                           22,068           28,126

Note receivable from related party                                                215              215
Land                                                                            1,071            1,071
Evaluated oil and gas properties, full-cost method, net of accumulated
depletion of $2,163 at March 31, 2001 and $1,497 at December 31, 2000         126,175          115,609
Unevaluated oil and gas properties, full-cost method                          105,583          105,535
Fixed assets, net of accumulated depreciation of $1,151 at March 31,
2001 and $1,054 at December 31, 2000                                              780              840
Other assets, net of accumulated amortization of $1,826 at March 31, 2001
     and $1,675 at December 31, 2000                                            2,529            2,680
                                                                            ---------       ----------
TOTAL ASSETS                                                                $ 258,421       $  254,076
                                                                            =========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                       $   4,935       $    6,896
     Interest payable                                                           5,180            1,719
     Other accrued liabilities                                                     --               89
                                                                            ---------       ----------
Total Current Liabilities                                                      10,115            8,704

Long-term debt                                                                113,000          110,000
Deferred income taxes                                                          24,703           24,703

STOCKHOLDERS' EQUITY
Share capital -
   Authorized 200,000,000 shares par value $0.001 per share, of which
   150,000,000 shares are designated as ordinary shares and 50,000,000 may be designated by the board of directors; 37,836,420 ordinary s
   hares issued and outstanding at March 31, 2001 and December 31, 2000       225,807          225,807
Deficit accumulated during development stage                                 (115,204)        (115,138)
Treasury stock; 29 shares held at March 31, 2001 and December 31, 2000             --               --
                                                                            ---------       ----------
Total Stockholders' Equity                                                    110,603          110,669
                                                                            ---------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 258,421       $  254,076
                                                                            =========       ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited; In thousands, except share data)

                                                                                                           TOTAL FROM
                                                                                                            INCEPTION
                                                                                                          (FEBRUARY 3,
                                                                     THREE MONTHS ENDED MARCH, 31           1995) TO
                                                                -------------------------------------       MARCH 31,
                                                                       2001                2000               2001
                                                                ------------------  ------------------ ---------------
         REVENUES
           Crude oil sales..................................      $     3,394         $        16        $    11,316
           Interest income..................................              242                 552             10,158
                                                                  -----------         -----------        -----------
                                                                        3,636                 568             21,474
         EXPENSES
           Oil and gas operating expenses...................            1,032                 602              8,237
           Depletion, depreciation and amortization.........              914                 261              5,439
           Interest expense.................................              184                  --                742
           General and administrative.......................            1,503               2,453             38,443
           Writedown of proved oil & gas properties.........               --                  --            129,789
           Loss on sale of exploration properties...........               --                  --                124
           Dry hole and abandonment costs...................               --                  --              1,145
           Geological and geophysical.......................               --                  --                 47
           Other expense....................................               69                  57                 57
                                                                  -----------         -----------        -----------
                                                                        3,702               3,373            184,023
         NET LOSS BEFORE INCOME TAXES
           AND MINORITY INTEREST............................              (66)             (2,805)          (162,549)
         INCOME TAX BENEFIT.................................               --                  --             45,616
                                                                  -----------         -----------        -----------
         NET LOSS BEFORE MINORITY INTEREST..................              (66)             (2,805)          (116,933)
         MINORITY INTEREST..................................               --                  --              1,729
                                                                  -----------         -----------        -----------
         NET LOSS...........................................              (66)             (2,805)          (115,204)
                                                                  ------------        -----------        -----------
         DEFICIT ACCUMULATED DURING THE
           DEVELOPMENT STAGE, beginning of
           period...........................................         (115,138)           (109,231)                --
                                                                  ------------        ------------       -----------
         DEFICIT ACCUMULATED DURING THE
           DEVELOPMENT STAGE, end of period.................      $  (115,204)        $  (112,036)       $  (115,204)
                                                                  ===========         ===========        ===========
         BASIC AND DILUTED NET LOSS PER
           COMMON SHARE.....................................      $       .00         $     (0.07)       $     (4.05)
                                                                  ===========         ===========        ===========
         WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING......................................       37,836,420          37,833,420         28,444,803
                                                                  ===========         ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)

                                                                                                                    CUMULATIVE
                                                                                                                    TOTAL FROM
                                                                                                                     INCEPTION
                                                                                                                   (FEBRUARY 3,
                                                                                                                     1995) TO
                                                                            THREE MONTHS ENDED MARCH 31,             MARCH 31,
                                                                      ---------------------------------------
                                                                              2001                2000                 2001
                                                                      ------------------- -------------------  ------------------
    OPERATING ACTIVITIES
         Net loss                                                           $   (66)           $  (2,805)           $(115,204)
         Add (subtract) items not requiring (providing) cash:
         Compensation expense                                                    --                   --                2,140
         Minority interest                                                       --                   --               (1,729)
         Common stock contribution to 401(k) retirement plan                     --                   --                   79
         Depletion, depreciation and amortization                               914                  261                5,444
         Writedown of proved oil & gas properties                                --                   --              129,789
         Loss on sale of exploration properties                                  --                   --                  124
         Dry hole and abandonment costs                                          --                   --                1,140
         Gain on sale of marketable securities                                   --                   --                   (6)
         Loss on sale of fixed assets                                            --                   --                    2
         Deferred income tax benefit                                             --                   --              (45,756)
         Amortization of investments                                            (84)                (260)              (2,222)
         Changes in working capital excluding changes to cash and cash equivalents:
            Accounts receivable                                               4,597                2,584                 (438)
            Interest receivable                                                  52                  175                   (3)
            Inventory                                                            --                   --                 (767)
            Prepaids and other, net                                             (49)                  58                 (230)
            Accounts payable                                                 (2,218)              (3,499)               2,385
           Other accrued liabilities and other                                   73                  698                  969
                                                                            -------            ---------            ---------
    Cash Flow Provided by (Used in) Operating Activities                      3,219               (2,788)             (24,283)
                                                                            -------            ---------            ---------
    INVESTING ACTIVITIES
         Exploration of oil and gas properties                               (7,724)              (2,369)            (129,027)
         Purchase of land                                                        --                   --               (1,264)
         Purchase of investments                                                 --                   --              (39,469)
         Proceeds from acquisition                                               --                   --                  630
         Net proceeds from sale of property                                      --                   --                  997
         Proceeds from sale of marketable securities                             --                   --                   50
         Proceeds from sale of investments                                    1,168                   --               34,873
         Notes receivable from employees                                         --                  120                 (215)
         Other asset additions                                                  (37)                 (30)              (2,202)
                                                                            -------            ---------            ---------
    Cash Flow Used in Investing Activities                                   (6,593)              (2,279)            (135,627)
                                                                            -------            ---------            ---------
    FINANCING ACTIVITIES
         Proceeds from special warrants issued                                   --                   --               12,393
         Proceeds from share capital issued                                      --                   --               15,468
         Proceeds from additional paid-in capital contributed                    --                   --                    1
         Proceeds from issuance of long-term debt                             3,000                   --              138,000
         Costs of issuing long-term debt                                         --                   --               (5,821)
         Contributions by minority interest                                      --                   --               11,623
                                                                            -------            ---------            ---------
    Cash Flow Provided by Financing Activities                                3,000                   --              171,664
                                                                            -------            ---------            ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (374)              (5,067)              11,754
    Cash and cash equivalents, beginning of period                           12,128              22,447                    --
                                                                            -------             -------             ---------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                                $11,754            $  17,380            $  11,754
                                                                            =======            =========            =========

Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $3.4 million and $3.4 million for the three-month periods ended March 31, 2001 and 2000, respectively, and $3.3 million and $3.4 million was capitalized during the respective periods.

    Cash paid for interest for each of the three-month periods ended March 31, 2001 and 2000 was zero.

    The Company paid zero for estimated income taxes during each of the three-month periods ended March 31, 2001 and 2000.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of Seven Seas Petroleum Inc. (the "Parent") and Subsidiaries (collectively with the Parent, the "Company" or "Seven Seas") have been prepared in accordance with instructions to Form 10-Q as prescribed by the United States Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying unaudited condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.   DEVELOPMENT STAGE OPERATIONS:

     Seven Seas Petroleum Inc. (a Cayman Islands exempted company limited by shares, formerly a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas is a development stage enterprise engaged in the exploration, development and production of oil and natural gas in Colombia. Accumulated losses are presented on the condensed consolidated balance sheets as "Deficit accumulated during development stage." The condensed consolidated statements of operations and accumulated deficit present revenues and expenses for each period presented as well as cumulative totals from inception. Period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of Seven Seas will be highly dependent upon the success of its Guaduas Oil Field operations. The condensed consolidated statements of cash flows shows inflows and outflows for each period presented and from inception. In addition, these notes to the condensed consolidated financial statements are required to identify the Company as a development stage enterprise.

     The Company is the operator of an oil discovery, known as the "Guaduas Oil Field," which is located in an area defined by the Rio Seco and Dindal association contracts covering a total of approximately 109,000 contiguous acres in central Colombia. The Company owns a 57.7% working interest in these two association contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company. The Company's principal assets, its interests in the association contracts, are in the early stage of exploration and development.

     As of March 31, 2001, the Company has spent $242.2 million to acquire and $88.2 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of twelve exploratory wells within the Dindal and Rio Seco association contract areas, seven of which are classified as oil and gas wells. Four of the twelve did not produce commercial amounts of oil and gas during testing and one remains to be tested. As of March 31, 2001, the Guaduas Oil Field had produced a cumulative volume of approximately 1.6 million (0.6 million net to Seven Seas) barrels of oil.

     Since inception through March 31, 2001, the Company incurred cumulative losses of $115.2 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of production from the Guaduas Oil Field occurs in quantities sufficient to cover expenses.

3.   CAPITAL AVAILABILITY AND LIQUIDITY:

     The Company's sources of cash for the remainder of 2001 will come from net unrestricted working capital of $10.3 million, $7.0 million of available credit under the $10.0 million Stillwater National Bank loan and operating cash flows from production in the Guaduas Oil Field. Production from the Guaduas Oil Field has a short history and is subject to all the normal risks of oil and gas operations. Further, to increase current production rates, the Guaduas - La Dorada pipeline and related production facilities (currently under construction) will need to be completed and in operation by mid-2001.

     The Company's cash requirements for the remainder of 2001 include commitments under existing oil and gas agreements of approximately $11.8 million (not including a potential obligation of $2.1 million on the Tapir association contract), the November

2001 interest payment of $6.9 million on the $110 million senior notes and general and administrative expenses.

     The Company's ability to meet its existing commitments and operating needs is highly dependent on production from the Guaduas Oil Field. The Company's dependence on production is such that (i) if it is interrupted for an extended period of time, (ii) if the prices received or the costs incurred fail to meet expectations or (iii) if the pipeline and related production facilities are not completed and in operation as planned, then the Company will likely not be able to meet 2001 cash requirements. For these reasons, the Company will have to seek additional financing to meet its existing commitments and operating needs in 2001.

     Failure to obtain additional financing would raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Any additional financing obtained by the Company to execute its business plans may result in a dilution of current stakeholder interests. Seven Seas cannot be certain that additional sources of financing will be available when needed or will be available on acceptable terms. The Company has suffered recurring losses from operations, has an accumulated deficit, until recently has not generated positive cash flows from operations, has significant unproved property balances, is nearing the end of the exploration phase of its association contracts, is highly dependant on the actions of Ecopetrol, and will likely require additional capital to fully execute its business plans.

     See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional comments on 2001 sources and uses of capital.

4.   REVENUE RECOGNITION:

     The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property. Beginning late in the fourth quarter of 2000, Ecopetrol elected to not take their 20% royalty share of crude oil production. During the three-month period ended March 31, 2001, the Company recorded an $850,000 liability related to the sale of approximately 40,700 barrels of Ecopetrol crude oil entitlement. The Accounts Payable balance reflects a cumulative liability of $1,018,000, representing approximately 47,800 barrels.

5.   LONG-TERM DEBT:

     In December 2000, the Company entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. On March 30, 2001, the loan's maturity date was extended from December 31, 2001 to April 1, 2002. The Stillwater National Bank loan is secured by all of the stock of the operating subsidiaries of Seven Seas and is guaranteed by Robert A. Hefner III, chairman and chief executive officer of Seven Seas. Mr. Hefner received remuneration of $62,500 for his guarantee. The loan bears interest at an annual rate of the Prime Rate plus .75%, and interest is payable monthly until the loan is due in full on April 1, 2002. Seven Seas intends to use these funds for working capital and plans to replace, without penalty, this non-convertible loan with the proceeds from a larger financing planned for 2001. As of the date of issuance of these financial statements, the Company had drawn $3 million on this loan.

6.   COMMITMENTS AND CONTINGENCIES:

     A lawsuit was filed by the landowner of the El Segundo 1 surface location to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and has vigorously defended this claim. Examinations regarding the claim were held in September 2000, and the probatory stage of the matter was closed on March 21, 2001. Final allegations were presented on April 16, 2001. The Company's Colombian legal counsel, Gamba, Barrera, Arriaga y Asociados, has advised the Company that, on the basis of the claims asserted, it is unlikely that it will lose the lawsuit.

     Seven Seas and one of its officers and directors, Robert A. Hefner III, has been sued by four former Seven Seas officers and directors in DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs recently dismissed from the case Larry A. Ray, a current officer and director, and Breene M. Kerr, a former director. Plaintiffs allege that Seven Seas failed to obtain extensions of time in which plaintiffs could exercise certain stock options granted to them, and that the defendants induced them to enter into separation agreements with Seven Seas that they would not have entered into but for Seven Seas' agreement to obtain an extension of the time for plaintiffs to exercise their stock options. The plaintiffs filed the case October 2, 2000, seeking damages in excess of $13 million. The Company has responded, denying plaintiffs' allegations and the case is in the early stages of discovery. A mediation occurred on May 1, 2001, but no settlement was reached. A preliminary trial date has been set for June, but likely will be postponed. Seven Seas intends to vigorously defend the case.

 7.  NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 as of January 1, 2001, did not have any significant effect on the Company's financial statements.

8.   OPERATIONS BY GEOGRAPHIC AREA:

     The Company has one operating and reporting segment. Information about the Company's operations for the quarters ended March 31, 2001 and 2000 by geographic area is shown below (In thousands):

                                                                                        OTHER
                                                              UNITED                   FOREIGN
                                                    CANADA    STATES      COLOMBIA      AREAS      TOTAL
                                                   --------   -------     ---------    -------   ---------
             Three months ended March 31,
              2001
               Revenues.......................     $    144   $     3     $   3,489     $  --    $   3,636
               Operating Income (Loss)........         (826)     (583)        1,356       (13)         (66)
               Capital Expenditures...........           --        37         7,979        --        8,016
               Identifiable Assets............       51,090       751       206,517        63      258,421
               Depletion, Depreciation and
                 Amortization.................          152        70           692        --          914
             Three months ended March 31,
              2000
               Revenues.......................     $    531   $     3     $      34     $  --    $     568
               Operating Income (Loss)........            2      (778)       (2,017)      (12)      (2,805)
               Capital Expenditures...........           --        30         1,092        --        1,122
               Identifiable Assets............       67,300       958       189,300        81      257,639
               Depreciation and Amortization..          152        82            27        --          261

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

     Our principal asset is a 57.7% interest, before participation by Ecopetrol, in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%), an Oklahoma independent oil and gas company and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company (32.9%). As of December 31, 2000, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.9 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $394.1 million.

RECENT DEVELOPMENTS

     In late-January 2001, we successfully completed negotiations with our Guaduas Oil Field partners regarding their participation in the pipeline and the subthrust Dindal prospect. Key aspects of the global partner agreement are as follows:

     o Sipetrol and Cimarrona LLC elected to participate in the construction of the Guaduas - La Dorada pipeline.

     o Sipetrol and Cimarrona LLC agreed to provide Seven Seas with the opportunity to earn certain of their interests in the subthrust Dindal prospect by drilling a subthrust exploration well and paying Sipetrol and Cimarrona's share of the costs of drilling and testing the well.

     Additional information on our global partner agreement is available in a Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2001.

     In February of this year, we executed the Deep Dindal and Cristales association contracts. The Deep Dindal association contract, which is generically referred to as an "on top" contract because it originated from the Dindal association contract, covers the subthrust Dindal prospect located below the Guaduas Oil Field. The Deep Dindal contract provides better economic terms than the original Dindal association contract. The Cristales association contract covers approximately 200,000 acres immediately to the east of the Guaduas Oil Field and the subthrust Dindal prospect.

     Also in the first quarter, the Company changed its domicile from the Yukon Territory, Canada to the Cayman Islands principally to lower its future worldwide effective corporate tax rate. Other considerations were that most of our shareholders are not Canadian and all of our oil and gas revenues are from non-Canadian operations. On February 28, 2001, we received shareholder approval for the continuation, and effective March 1, 2001 we continued as a Cayman Islands company.

     On May 7, 2001, the Company commenced the drilling of the El Segundo 5-South well with a targeted total measured depth of 8,230 feet. This well is the first in a series of nine development wells planned for 2001 - 2002. The surface location of this well is approximately 2.9 kilometers north of the surface location of the El Segundo 1-E discovery well.

LIQUIDITY AND CAPITAL RESORCES

     Our strategy for 2001 and 2002 includes the continued development of the Guaduas Oil Field and new exploration. A summary of our strategy follows:

Development

     o Pipeline and Production Facilities - We expect to complete the 36-mile Guaduas - La Dorada pipeline that will connect the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure by mid-2001. The pipeline will have an initial capacity of approximately 25,000 barrels of oil per day (BOPD), but can be increased to 40,000 BOPD with additional investment. We are also constructing production facilities for production of approximately 25,000 BOPD. Both the pipeline and production facilities are scheduled for completion in mid-2001. The gross cost of constructing the pipeline and production facilities is approximately $24 million, our share of which is approximately $13.8 million.

     o Development Wells - We agreed with our Guaduas Oil Field partners to a two-year development program that provides for the drilling of nine development wells and one injector well for gas disposal and field pressure maintenance over the course of 2001 and 2002. We believe these wells will increase pipeline production of the Guaduas Oil Field from its initial rate of 5,000 - 8,000 BOPD to approximately 18,000 - 25,000 BOPD; however, actual production will depend on the results of the development wells. The gross costs of this development well drilling program is estimated to be $44 million, our share of which is approximately $25 million. In 2001, four development wells and one injector well are scheduled at a gross cost of $22 million, our share of which is approximately $13 million. Continuation of this development program beyond the initial El Segundo 5 - South well will depend on our ability to finance our share of the costs.

     In summary, our 2001-2002 development strategy includes completing the Guaduas - La Dorada pipeline and production facilities for pipeline production and drilling nine development wells and one injector well at a gross cost of $68 million, our share of which is approximately $40 million. In 2001, we expect to complete the pipeline and production facilities and drill four of the nine development wells and the one injector well. The gross cost of 2001 development operations, including the pipeline and production facilities is expected to be approximately $46 million, our share of which is approximately $27 million.

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

     In our 2000 Form 10-K, we estimated the gross costs of drilling and completing this well would be approximately $18 million. This estimate was based on the assumption that we would have to drill the well outside of an area that the Municipality of Guaduas had declared a forest reserve prohibiting oil and gas operations. The Municipality has subsequently revoked that forest reserve and adopted a previously created national forest reserve as the only existing reserve. The existing forest reserve does not prohibit oil and gas activities, and in fact, the Escuela 1, the first well drilled on the Dindal association contract by our subsidiary GHK Company Colombia, was drilled from a surface location within the existing forest reserve. Although we must still receive a new environmental permit from the Colombian Ministry of Environment, we plan to re-use the Escuela location for the subthrust exploration well. As a result, we now estimate the cost of drilling and completing this well to be $15 million. Because we have a 100% working interest in the Deep Dindal association contract, we will be responsible for the entire cost of drilling and testing the well. Our ability to commence drilling of this well in 2001 is subject to 1) securing financing for the costs of the well, 2) timely receiving the required environmental permit, and 3) contracting a drilling rig. We plan to commence drilling this well as soon as possible after these three conditions have been satisfied, which we expect will occur in the second half of this year.

     Rosablanca exploration well - We plan to drill an exploration well on the Rosablanca association contract located in Colombia's Magdalena Valley, approximately 350 kilometers north of the Guaduas Oil Field. This well was scheduled to commence before February 28, 2001 to satisfy certain obligations under the Rosablanca contract. However, we have not received the required environmental permit from the Colombian Ministry of Environment. Ecopetrol recently granted a 6-month extension on our obligation as a result of this delay. This well, to be called the Santa Fe - 1 well, will be drilled to an estimated total depth of 3,400 feet at an estimated gross cost of $1.0 million, of which we are responsible for 100%.

     Tres Pasos 16 exploration well - Difficulties in obtaining a surface lease have resulted in a delay to our plan to commence drilling in the third quarter of 2001. We will request Ecopetrol to grant us an extension beyond August 2001 to meet the sixth-year exploration obligation under the Rio Seco association contract. The Tres Pasos 16 exploration well will test the west side of the Guaduas Oil Field structure. We estimate the gross cost of this well will be $5.5 million, or $3.0 million net to Seven Seas.

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

FINANCING

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

     Furthermore, we believe that once the pipeline is built and is actually transporting oil, additional funds could be borrowed from the same or other lender(s) to finance a portion of the development costs necessary to bring production up to 25,000 BOPD. At this time, we do not know what percent or how much of our revenue will have to be dedicated to service the pipeline debt. However, we would arrange this financing in such a way that loan proceeds and cash flow reserves will be sufficient to meet our $6.9 million interest payment due on November 15, 2001 for our $110 million senior notes.

     Non-discretionary capital commitments for 2001 are pipeline construction costs, drilling an exploratory well on the Rio Seco block, drilling an exploratory well on the Rosablanca block and the November 15, 2001 interest obligation for the $110 million senior notes. In the event we are unable to assign our interest in the Tapir association contract, we may be responsible for our proportionate share of all or a portion of the costs of the 2001 work program. The following table reflects our currently planned 2001 capital expenditures.

                                                                     2001 ESTIMATED COST
                                                                -----------------------------
             DESCRIPTION OF PROJECT/EXPENDITURE                  GROSS              NET TO US           STATUS
             ----------------------------------                 --------            ---------       --------------
                                                                       (In thousands)
         Pipeline and production facilities...........          $ 24,000             $ 13,848       Construction underway.
         Exploratory well - Rosablanca block..........             1,000                1,000       Obligation
         Exploratory well - Tres Pasos 16.............             5,500                3,025       Obligation
         Senior Note 11/15/01 Interest Payment........             6,875                6,875       Due 11/15/01
         Tapir working program (2)....................             2,129                2,129       Potential obligation
                                                                --------             --------
                    Non-Discretionary Sub-Total.......            39,504               26,877
                                                                ========             ========


         2001 Development Drilling Program(1)                                                       Discretionary expenditure
         (4 development wells, 1 injector well).......            22,000               12,694       subject to financing
         Subthrust exploration well...................            15,000               15,000       Discretionary expenditure
                                                                                                    subject to financing
                                                                --------             --------
                    Discretionary Sub-Total...........            37,000               27,694
                                                                ========             ========

                    Grand Total.......................          $ 76,504             $ 54,571
                                                                ========             ========

----------

(1) 2001 development drilling program is part of a two-year plan that has Guaduas Oil Field partner approval to increase pipeline production from its initial rate of 5,000 - 8,000 BOPD to 18,000 - 25,000 BOPD. Under this plan, we will drill an additional 5 development wells in 2002 at a gross cost of approximately $22 million, or $12.7 net to Seven Seas.

(2) In the event we are unable to assign our interest in the Tapir association contract, we may be obligated to participate in all or a portion of the 2001 work program.

    Possible sources of financing include:

o   commercial bank borrowing;

o industry joint ventures or similar arrangement with industry service and supplies companies;

o   forward sales of oil; and

o   debt and equity financing.

     All debt financing will be on a secured basis. Under the terms of our $110 million senior notes, we are permitted to incur general indebtedness that can be senior to our senior notes not exceeding the greater of (i) $25 million, or (ii) the sum of 100% of our cash and cash equivalents, plus 100% of our receivables from Ecopetrol, and plus 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities and Exchange Commission. As of December 31, 2000, the maximum permitted amount of secured borrowing was approximately $130.3 million. We are also authorized under the terms of the senior notes to borrow an additional $10 million for project financing; such as to pay the purchase price or construction costs of the pipeline and production facilities. We have plans to seek approximately $45 million in new financing. The Company is optimistic that a financing will be completed by the end of the second quarter of 2001; however, there are no assurances that we will be successful.

RESULTS OF DEVELOPMENT STAGE OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    As of March 31, 2001, we had working capital net of restricted investments equal to approximately $10.3 million, inclusive of unrestricted cash and cash equivalents of $11.8 million. Our non-discretionary capital commitments remaining for 2001 are approximately $11.8 million, not including a potential obligation on the Tapir association contract discussed above. Additionally, we have a $6.9 million interest payment due on November 15, 2001.

    Seven Seas recorded a net loss of $0.1 million and $2.8 million for the quarters ended March 31, 2001 and 2000, respectively.

    Revenues from oil sales were $3.3 million and $16,000 for the quarters ended March 31, 2001 and 2000, respectively. Lease operating expenses were $1.0 million and $0.6 million for the quarters ended March 31, 2001 and 2000, respectively. This $0.4 million increase relates to the commencement of post-exploration production of the Guaduas Oil Field on August 9, 2000.

    Oil production in Colombia (net to Seven Seas) of 162,981 barrels and 1,185 barrels for the quarters ended March 31, 2001 and 2000, respectively, was sold to either Ecopetrol or Refinerie del Nare at an average price of $20.83 per barrel in 2001 and $13.76 per barrel in 2000. Production volumes in 2001 relate to post-exploration phase production of the Guaduas Oil Field, while volumes for the first quarter of 2000 related to the exploration phase production testing of one well, the Tres Pasos 1-W.

    Interest income was $0.2 million and $0.6 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease from 2000 to 2001 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $1.5 million and $2.5 million for the quarters ended March 31, 2001 and 2000, respectively. The $1.0 million decrease from 2000 to 2001 stemmed primarily from $0.8 million in severance payments, which were made in the 2000 period in conjunction with personnel reductions associated with the Company's cost reduction plan that began in May 1999.

    Depletion, depreciation and amortization totaled $0.9 million and $0.3 million for the quarters ended March 31, 2001 and 2000, respectively. The increase is due to depletion related to the Guaduas Oil Field, which began post-exploration production in August 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the association contracts; the status of existing and future contractual relationships with Ecopetrol; regulation in Colombia lack of significant income producing property; foreign currency fluctuation risks;
Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings - NA
     Item 2.  Changes in Securities and Use of Proceeds - N/A
     Item 3.  Defaults Upon Senior Securities - N/A
     Item 4.  Submission of Matters to a Vote of Security Holders

              The Company held an annual and special meeting of its shareholders on February 28, 2001. Matters voted on were as follows:

               Continuation from the Yukon Territory to the Cayman Islands - Shareholders approved the Company's change of its place of domicile from the Yukon Territory, Canada to the Cayman Islands.

               Re-election of directors - Robert A. Hefner III, Larry A. Ray, R. Randolph Devening, Brian F. Egolf, Gary F. Fuller, Robert B. Panero and Dr. James R. Schlesinger were each re-elected as members of the Board of Directors.

               Ratification of independent auditors - Shareholders ratified the appointment of Arthur Andersen LLP as independent auditors for 2000.

               The number of votes cast was as follows:

              PROPOSAL                               FOR                        AGAINST
              --------                               ---                        -------
              Continuation                           15,418,370                 2,783,747

              PROPOSAL                               FOR                        WITHHOLD
              --------                               ---                        --------
              Re-Election of Directors
              Robert A. Hefner III                   30,654,558                 582,998
              R. Randolph Devening                   30,669,936                 567,620
              Larry A. Ray                           30,647,202                 590,354
              Brian F. Egolf                         30,645,311                 592,245
              Gary F. Fuller                         30,681,394                 556,162
              Robert B. Panero                       30,685,882                 551,674
              Dr. James R. Schlesinger               30,694,236                 543,320

           PROPOSAL                                  FOR                        AGAINST          ABSTAIN
           --------                                  ---                        -------          -------
           Ratification of Independent Auditors      30,998,742                 75,683           171,931

     Item 5.  Other Information - N/A
     Item 6.  Exhibits & Reports on Form 8-K
(a)      Exhibits


                      EXHIBIT
                      NUMBER                          DESCRIPTION
                      -------                         -----------
                  (3)                     Articles of Incorporation and By-laws
                                 (A)      Certificate of Continuance to the
                                          Cayman Islands, incorporated by
                                          reference to Exhibit 3(A) in the
                                          Company's annual report on Form
                                          10-K for the year ended December 31,
                                          2000
                                 (B)      Memorandum of Association,
                                          incorporated by reference to Exhibit
                                          3(B) in the Company's annual report on
                                          Form 10-K for the year ended December
                                          31, 2000
                                 (C)      Articles of Association, incorporated
                                          by reference to Exhibit 3(C) in the
                                          Company's annual report on Form 10-K
                                          for the year ended December 31, 2000


(b)      Reports on Form 8-K filed during the quarter ended March 31, 2001 - N/A



SIGNATURES

                                              SEVEN SEAS PETROLEUM INC.




Date: May 15, 2001
                                              ----------------------------------
                                         By:  Ronald A. Lefaive, Chief Financial
                                              Officer - Finance and Secretary



                                         By:
                                              ----------------------------------
                                              Larry A. Ray, President