Form 10-Q/A
period 2001-03-31
SEVEN SEAS PETROLEUM INC
filed 2001-05-16
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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


(b)      Reports on Form 8-K filed during the quarter ended March 31, 2001 - N/A



SIGNATURES

                                              SEVEN SEAS PETROLEUM INC.




Date: May 15, 2001

                                         By:  /s/ LARRY A. RAY
                                              ----------------------------------
                                              Larry A. Ray, President, and
                                              Chief Operating Officer


                                              /s/ RONALD A. LeFAIVE
                                              ----------------------------------
                                         By:  Ronald A. Lefaive, Chief Financial
                                              Officer and Secretary