Form 10-Q
period 2001-06-30
SEVEN SEAS PETROLEUM INC
filed 2001-08-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

    Yes   X    No
        -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of August 13, 2001, there were 37,858,501 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share.

                            SEVEN SEAS PETROLEUM INC.


                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2001
            (Unaudited) and December 31, 2000 ......................................................    3


            Condensed Consolidated Statements of Operations and Accumulated
            Deficit  for the six months and three  months  ended June 30,  2001 and 2000 and the
            Cumulative  Total from  Inception  (February  3, 1995) to June 30, 2001 (Unaudited) ....    4


            Condensed  Consolidated  Statements  of Cash  Flows for the six  months ended June 30,
            2001 and 2000 and the Cumulative Total from Inception
            (February 3, 1995) to June 30, 2001 (Unaudited) ........................................    5

            Notes to Condensed Consolidated Financial Statements (Unaudited) .......................    6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..................................................................   10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk .............................   14

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K .......................................................   15

                                     PART I.
                              FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       JUNE 30,     DECEMBER 31
                                                                                         2001           2000
                                                                                     -----------    -----------
                                                                                     (UNAUDITED)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $     7,709    $  12,128
     Short-term investments                                                                   --        1,168
     Restricted short-term investments                                                        --        6,734
     Accounts receivable                                                                   1,921        7,297
     Interest Receivable                                                                      --           55
     Prepaids and other                                                                      131          181
     Inventory                                                                               983          563
                                                                                     -----------    ---------
Total Current Assets                                                                      10,744       28,126

Note receivable from related party                                                           215          215
Land                                                                                       1,071        1,071
Evaluated oil and gas properties,  full-cost method,  net of accumulated
depletion of $2,645 at June 30, 2001 and $1,497 at December 31, 2000                     133,244      115,609
Unevaluated oil and gas properties, full-cost method                                     105,542      105,535
Fixed assets, net of accumulated depreciation of $1,251 at June 30, 2001
     and $1,054 at December 31, 2000                                                         708          840
Other assets, net of accumulated amortization of $1,978 at June 30, 2001
     and $1,675 at December 31, 2000                                                       2,718        2,680
                                                                                     -----------    ---------
TOTAL ASSETS                                                                         $   254,242    $ 254,076
                                                                                     ===========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                     $6,221       $6,896
     Interest payable                                                                      1,739        1,719
     Other accrued liabilities                                                                --           89
                                                                                     -----------    ---------
Total Current Liabilities                                                                  7,960        8,704

Long-term debt                                                                           113,000      110,000
Deferred income taxes                                                                     24,703       24,703

STOCKHOLDERS' EQUITY
Share capital -

   Authorized 200,000,000 shares par value $0.001 per share, of which 150,000,000 shares are designated as ordinary shares and 50,000,000 may be designated by the board of directors; 37,858,501 ordinary shares issued and outstanding at
   June 30, 2001 and 37,836,420 ordinary shares issued and outstanding at
   December 31, 2000                                                                     225,866      225,807
Deficit accumulated during development stage                                            (117,287)    (115,138)

Treasury stock: 29 shares held at June 30, 2001 and December 31, 2000                         --           --
                                                                                     -----------    ---------
Total Stockholders' Equity                                                               108,579      110,669
                                                                                     -----------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   254,242    $ 254,076
                                                                                     ===========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  (Unaudited; In thousands, except share data)



                                                                                                                    TOTAL FROM
                                                                                                                    INCEPTION
                                                    SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,      (FEBRUARY 3,
                                                  ----------------------------    ----------------------------       1995) TO
                                                      2001            2000            2001            2000        JUNE 30, 2001
                                                  ------------    ------------    ------------    ------------    -------------
REVENUES
  Crude oil sales .............................   $      4,611    $         16    $      1,217    $         --    $     12,533
  Interest income .............................            400           1,006             158             454          10,316
                                                  ------------    ------------    ------------    ------------    ------------
                                                         5,011           1,022           1,375             454          22,849
EXPENSES
  Oil and gas operating expenses ..............          2,106             954           1,074             352           9,311
  Depletion, depreciation and amortization ....          1,423             513             509             252           5,948
  Interest expense ............................            385              --             201              --             943
  General and administrative ..................          3,111           3,733           1,608           1,280          40,051
  Writedown of proved oil & gas properties ....             --              --              --              --         129,789
  Loss on sale of exploration properties ......             --              --              --              --             124
  Dry hole and abandonment costs ..............             --              --              --              --           1,145
  Geological and geophysical ..................             --              --              --              --              47
  Other expense ...............................            135             157              66             100             123
                                                  ------------    ------------    ------------    ------------    ------------
                                                         7,160           5,357           3,458           1,984         187,481
NET LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST .......................         (2,149)         (4,335)         (2,083)         (1,530)       (164,632)
INCOME TAX BENEFIT ............................             --              --              --              --          45,616
                                                  ------------    ------------    ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST .............         (2,149)         (4,335)         (2,083)         (1,530)       (119,016)
MINORITY INTEREST .............................             --              --              --              --           1,729
                                                  ------------    ------------    ------------    ------------    ------------
NET LOSS ......................................         (2,149)         (4,335)         (2,083)         (1,530)       (117,287)
                                                  ------------    ------------    ------------    ------------    ------------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, beginning of
  Period ......................................       (115,138)       (109,231)       (115,204)       (112,036)             --
                                                  ------------    ------------    ------------    ------------    ------------
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE, end of period ............   $   (117,287)   $   (113,566)   $   (117,287)   $   (113,566)   $   (117,287)
                                                  ============    ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE ................................   $      (0.06)   $      (0.11)   $      (0.06)   $      (0.04)   $      (4.08)
                                                  ============    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ..........................     37,846,409      37,834,431      37,856,073      37,834,431      28,798,909
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

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)


                                                                                                             CUMULATIVE
                                                                                                             TOTAL FROM
                                                                                                              INCEPTION
                                                                                                            (FEBRUARY 3,
                                                                               SIX MONTHS ENDED JUNE 30,      1995) TO
                                                                              --------------------------      JUNE 30,
                                                                                 2001           2000            2001
                                                                              -----------    -----------    ------------
  OPERATING ACTIVITIES
       Net loss                                                               $    (2,149)   $    (4,335)   $   (117,287)
       Add (subtract) items not requiring (providing) cash:
       Compensation expense                                                            --             --           2,140
       Minority interest                                                               --             --          (1,729)
       Common stock contribution to 401(k) retirement plan                             --             --              79
       Depletion, depreciation and amortization                                     1,423            513           5,953
       Writedown of proved oil & gas properties                                        --             --         129,789
       Loss on sale of exploration properties                                          --             --             124
       Dry hole and abandonment costs                                                  --             --           1,140
       Gain on sale of marketable securities                                           --             --              (6)
       Loss on sale of fixed assets                                                    --             --               2
       Deferred income tax benefit                                                     --             --         (45,756)
       Amortization of investments                                                   (141)          (476)         (2,279)
       Changes in  working  capital  excluding  changes to cash and cash equivalents:
          Accounts receivable                                                       5,376          3,457             341
          Interest receivable                                                          55            198              --
          Inventory                                                                  (195)            --            (962)
          Prepaids and other, net                                                      50            132            (131)
          Accounts payable                                                           (932)        (4,430)          3,671
         Other accrued liabilities and other                                          208            743           1,104
                                                                              -----------    -----------    ------------
  Cash Flow Provided by (Used in) Operating Activities                              3,695         (4,198)        (23,807)
                                                                              -----------    -----------    ------------
  INVESTING ACTIVITIES
       Exploration of oil and gas properties                                      (18,810)       (11,982)       (140,113)
       Purchase of land                                                                --             --          (1,264)
       Purchase of investments                                                         --         (1,454)        (39,469)
       Proceeds from acquisition                                                       --             --             630
       Net proceeds from sale of property                                              --             --             997
       Proceeds from sale of marketable securities                                     --             --              50
       Proceeds from sale of investments                                            8,043          6,875          41,748
       Notes receivable from employees                                                 --            220            (215)
       Other asset additions                                                         (406)           (70)         (2,571)
                                                                              -----------    -----------    ------------
  Cash Flow Used in Investing Activities                                          (11,173)        (6,411)       (140,207)
                                                                              -----------    -----------    ------------
  FINANCING ACTIVITIES
       Proceeds from special warrants issued                                           --             --          12,393
       Proceeds from share capital issued                                              59              2          15,527
       Proceeds from additional paid-in capital contributed                            --             --               1
       Proceeds from issuance of long-term debt                                     3,000             --         138,000
       Costs of issuing long-term debt                                                 --             --          (5,821)
       Contributions by minority interest                                              --             --          11,623
                                                                              -----------    -----------    ------------
  Cash Flow Provided by Financing Activities                                        3,059              2         171,723
                                                                              -----------    -----------    ------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (4,419)       (10,607)          7,709
  Cash and cash equivalents, beginning of period                                   12,128         22,447              --
                                                                              -----------    -----------    ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     7,709    $    11,840    $      7,709
                                                                              ===========    ===========    ============

Supplemental disclosures of cash flow information:

The Company incurred interest costs of $7.0 million and $6.9 million for the six-month periods ended June 30, 2001 and 2000, respectively, and $6.6 million and $6.9 million was capitalized during the respective periods.

Cash paid for interest for each of the six-month periods ended June 30, 2001 and 2000 was $7.0 million and $6.9 million, respectively.

The Company paid zero for estimated income taxes during each of the six-month periods ended June 30, 2001 and 2000.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of Seven Seas Petroleum Inc. and Subsidiaries (collectively the "Company" or "Seven Seas") have been prepared in accordance with instructions to Form 10-Q as prescribed by the United States Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying unaudited condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2. DEVELOPMENT STAGE OPERATIONS:

     Seven Seas Petroleum Inc. (a Cayman Islands exempted company limited by shares, formerly a Yukon Territory, Canada corporation) was formed on February 3, 1995. Seven Seas is a development stage enterprise engaged in the exploration, development and production of oil and natural gas in Colombia. Accumulated losses are presented on the condensed consolidated balance sheets as "Deficit accumulated during development stage." The condensed consolidated statements of operations and accumulated deficit present revenues and expenses for each period presented as well as cumulative totals from inception. Period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of Seven Seas will be highly dependent upon the success of its Guaduas Oil Field operations. The condensed consolidated statements of cash flows presents inflows and outflows for each period presented and from inception. In addition, these notes to the condensed consolidated financial statements are required to identify the Company as a development stage enterprise.

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

     As of June 30, 2001, the Company has spent $242.2 million to acquire and $92.8 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of fifteen wells within the Dindal and Rio Seco association contract areas, eight of which are classified as oil and gas wells. Five of the fifteen did not produce commercial amounts of oil and gas during testing, one is currently being drilled and another remains to be tested. As of June 30, 2001, the Guaduas Oil Field had produced a cumulative volume of approximately 1.8 million (0.7 million net to Seven Seas) barrels of oil.

     Since inception through June 30, 2001, the Company incurred cumulative losses of $117.3 million and, because of its continued exploration and development activities, expects that it will continue to incur losses and that its accumulated deficit will increase until production from the Guaduas Oil Field occurs in quantities sufficient to cover expenses.

3. CAPITAL AVAILABILITY AND LIQUIDITY:

    The Company's sources of cash for the remainder of 2001 will come from Guaduas Oil Field operating cash flows and a $45 million financing, recently closed on July 24, 2001 that provided estimated net proceeds of $43.6 million (the "Financing"). Chesapeake Energy Corporation ("Chesapeake") purchased $22.5 million of 12% senior secured notes with detachable warrants to purchase approximately 12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. A group of qualified investors led by Robert A. Hefner III, the Chairman and Chief Executive Officer of Seven Seas, purchased $22.5 million of 12% Series B senior secured notes. The Company will file a registration statement as soon as possible with the SEC for a shareholders rights offering for the sale of $22.5 million of 12% senior secured notes with detachable warrants to purchase approximately 12.6 million shares of Seven Seas common stock. Proceeds from the rights offering will be used to redeem the $22.5 million Series B senior secured notes sold to the qualified investor group. The details concerning an offer to shareholders will be set forth in the registration statement. See Note 5 for additional details on the financing.

     The Company's planned capital requirements for the remainder of 2001 and 2002 are approximately $42 million dollars. The only other significant use of cash beyond oil and gas operations expense and general and administrative expense is the $6.9 million semi-annual interest payments on the $110 million senior notes. Planned capital spending for the 2001 and 2002 development and exploration programs is further described in Item 2. Management's Discussion and Analysis of Financial Condition.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition.
     The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property.

     Beginning late in the fourth quarter of 2000, Ecopetrol elected to not take their 20% royalty share of crude oil production. As of June 30, 2001, the Company has recognized a liability of $1,312,000 based on the price received from the sale of approximately 73,328 barrels of Ecopetrol royalty oil. Discussions are in progress with Ecopetrol regarding taking their 20% royalty share production as well as making up royalty oil the Company has taken since the end of last year.


Inventory.
     Inventories consist primarily of goods used in the Company's operations and crude oil. Goods are stated at the lower of average cost or market.

     During the quarter ended June 30, 2001, crude oil inventories increased by 48,200 barrels to 52,700 barrels as compared to 4,500 barrels as of March 31, 2001. The inventory build-up was primarily attributable to pipeline fill and inventory in transit. Crude oil inventory is valued at $420,000 based on the average cost of production for the most recent quarter. Such cost includes lifting costs and depletion.

5. LONG-TERM DEBT:

     As of July 23, 2001, the Company completed the first two parts of a three-part, $45 million financing (the "Financing") to fund its 2001-2002 business plan. Chesapeake purchased $22.5 million of senior secured notes with detachable warrants to purchase 12,612,140 shares of Seven Seas common stock at approximately $1.78 per share. The Chesapeake notes will bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years. Principal and accrued interest will be due at maturity on November 7, 2004. After all the transactions contemplated in the Company's three-part financing are completed, Chesapeake will have warrants to purchase 20% of the Company's common stock. Pursuant to an exception granted by the American Stock Exchange at the request of the Company, the Company was not required to obtain shareholder approval prior to issuing the warrants.

     Also as of July 23, 2001, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B secured notes. Mr. Hefner purchased $15 million of these notes, and two of the Company's independent directors participated as well. A limited liability company controlled by the father of a third independent director also participated. Because of Mr. Hefner's participation in the Series B notes offering, and the potential conflicts of interest, the Company's board of directors decided that the Company should offer all of its shareholders the right to participate in the financing.

     As the final part of its three-part financing, Seven Seas will offer to current shareholders, in the form of a rights offering, $22.5 million of Series A senior secured notes with detachable warrants to purchase 12,612,140 shares at approximately $1.78 per share. If all of the Company's shareholders exercise their rights to purchase the Series A notes, they will receive warrants to purchase 20% of the Company's common stock.

     Proceeds from the rights offering will be used to redeem the Series B secured notes sold to Mr. Hefner and the qualified investors. Any Series A senior secured notes with warrants not purchased in the rights offering will be exchanged for the remaining Series B secured notes owned by Mr. Hefner and the other qualified investors. If, after closing of the rights offering, Mr. Hefner does not hold at least $10 million of Series A notes, he has granted Chesapeake an option to require him to purchase from Chesapeake an amount of notes and a proportionate share of the warrants equal to the difference between $10 million and the amount of notes Mr. Hefner acquired through the rights offering. If Mr. Hefner purchases $10 million of notes in the aggregate, he would acquire warrants to purchase 5,605,397 shares or 8.89% of the Company, or 14.81% of the current number of shares outstanding.

     Pursuant to the Company's agreement with Chesapeake, $15 million of the total proceeds from the first two parts of the financing were escrowed for the drilling of an exploration well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the Chesapeake senior secured notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million senior notes.

     The note covenants preclude the Company from incurring additional indebtedness in excess of $1,000,000 excluding trade debt incurred in the ordinary course of business. Also, as a condition to Chesapeake participating in the Financing, the Company agreed to secure payment of the Chesapeake notes, the Series A notes and the Series B notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and to all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or therefrom.

     Additional information on the Financing is available on the Company's Form 8-K filed with the SEC on July 18, 2001.

     On July 24, 2001, the Stillwater National Bank outstanding note balance of $3.0 million plus accrued interest of $11,033 was paid off using a portion of the proceeds from the Financing, and the December 2000 $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. was terminated.


6. COMMITMENTS AND CONTINGENCIES:

     The landowner of the El Segundo 1 surface location filed a lawsuit to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and has vigorously defended this claim. Examinations regarding the claim were held in September 2000, and the probatory stage of the matter was closed on March 21, 2001. The Company is waiting on the Court's decision regarding the final allegations that were presented on April 16, 2001. Our Colombian legal counsel, Gamba, Barrera, Arriaga y Asociados, has advised the Company that, on the basis of the claims asserted, it is unlikely that it will lose the lawsuit.

     Seven Seas and one of its officers and directors, Robert A. Hefner III, has been sued by four former Seven Seas officers and directors in DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District. Plaintiffs recently dismissed from the case Larry A. Ray, a current officer and director, and Breene M. Kerr, a former director. Plaintiffs allege that Seven Seas failed to obtain extensions of time in which plaintiffs could exercise certain stock options granted to them, and that the defendants induced them to enter into separation agreements with Seven Seas that they would not have entered into but for Seven Seas' agreement to obtain an extension of the time for plaintiffs to exercise their stock options. The plaintiffs filed the case October 2, 2000, seeking damages in excess of $13 million. The Company has responded, denying plaintiffs' allegations and the case is in the process of discovery. The Company has filed a counterclaim against two plaintiffs for breaching their fiduciary duties in connection with certain employment agreements that they caused the Company to enter into. A mediation meeting occurred on May 1, 2001, but no settlement was reached. A trial is scheduled for late August 2001.


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


8. OPERATIONS BY GEOGRAPHIC AREA:

     The Company has one operating and reporting segment. Information about the Company's operations for the six months ended June 30, 2001 and 2000 by geographic area is shown below (In thousands):


                                                                                           OTHER
                                                                UNITED                    FOREIGN
                                                   CANADA       STATES      COLOMBIA       AREAS        TOTAL
                                                  ---------    ---------    ---------    ---------    ---------
Six-months ended June 30, 2001
Revenues ......................................   $     226    $       6    $   4,779    $      --    $   5,011
Operating Income(Loss) ........................      (1,873)      (1,256)       1,009          (29)      (2,149)
Capital Expenditures ..........................          --           65       12,191           --       12,256
Identifiable Assets ...........................      50,360          644      203,197           41      254,242
Depletion, Depreciation and Amortization ......         303          143          977           --        1,423

Six months ended June 30, 2000
Revenues ......................................   $     974    $       6    $      42    $      --    $   1,022
Operating Income (Loss) .......................        (217)      (1,370)      (2,734)         (14)      (4,335)
Capital Expenditures ..........................          --           70        3,503           --        3,573
Identifiable Assets ...........................      60,710          900      189,768           81      251,459
Depletion, Depreciation and Amortization ......         303          160           50           --          513

Three-months ended June 30, 2001
Revenues ......................................   $      82    $       3    $   1,290    $      --    $   1,375
Operating Income (Loss) .......................      (1,047)        (673)        (347)         (16)      (2,083)
Capital Expenditures ..........................          --           28        4,212           --        4,240
Identifiable Assets ...........................      50,360          644      203,197           41      254,242
Depletion, Depreciation and Amortization ......         151           73          285           --          509

Three-months ended June 30, 2000
Revenues ......................................   $     442    $       3    $       9    $      --    $     454
Operating Income (Loss) .......................        (219)        (591)        (716)          (3)      (1,529)
Capital Expenditures ..........................          --           39        2,411           --        2,450
Identifiable Assets ...........................      60,710          900      189,768           81      251,459
Depletion, Depreciation and Amortization ......         151           79           22           --          252

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

GENERAL

     Our principal asset is a 57.7% interest, before participation by Ecopetrol, in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%), an Oklahoma independent oil and gas company and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company (32.9%). As of December 31, 2000, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 48.0 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $394.1 million.


RECENT DEVELOPMENTS

$45 MILLION FINANCING

     See Note 5 to the financial statements.

PIPELINE AND PRODUCTION FACILITIES

     In July 2001, the Guaduas--La Dorada Pipeline was completed on schedule and within budget. The 40-mile Guaduas--La Dorada pipeline connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. Initial gross production rates of 2,800 barrels per day have increased to approximately 7,000 barrels per day.

DEVELOPMENT DRILLING PROGRAM

     In June 2001, the Company successfully completed the El Segundo 5-South well with initial production test rates at 1,800 to 2,800 barrels per day. Production has been sustained at approximately 2,200 barrels per day. This well is the first in a series of nine Guaduas Oil Field development wells planned for 2001 - 2002. The well was drilled to a total depth of 8,230 feet from a surface location that is approximately 2.9 kilometers north of the surface location of the El Segundo 1-E discovery well.

     A second development well, Tres Pasos 5-West, commenced drilling from the same surface location as the El Segundo 5-S and has a projected bottom hole location approximately 1.1 kilometers northwest of the El Segundo 5-S bottom hole location.

ASSOCIATION CONTRACTS

     In May 2001, the Company reassigned its interest in the Tapir Association Contract to the operator, relieving the Company of a potential $2.1 million obligation. The Company attributed no oil and gas reserves to this contract area.

     In February 2001, the Company executed the Deep Dindal and Cristales association contracts. The Deep Dindal association contract, which is generically referred to as an "on top" contract because it originated from the Dindal association contract, covers the subthrust Dindal prospect located below the Guaduas Oil Field. The Deep Dindal contract provides better economic terms than the original Dindal association contract. The Cristales association contract covers approximately 200,000 acres immediately to the east of the Guaduas Oil Field and the subthrust Dindal prospect and also contains the same economic terms as the Deep Dindal Association Contract.

CHANGE IN DOMICILE

     In the first quarter of 2001, the Company changed its domicile from the Yukon Territory, Canada to the Cayman Islands principally to lower its future worldwide effective corporate tax rate. Other considerations were that most of our shareholders are not Canadian and all of our oil and gas revenues are from non-Canadian operations. On February 28, 2001, we received shareholder approval for the continuation, and effective March 1, 2001 we continued as a Cayman Islands company.

GUADUAS OIL FIELD PARTNER AGREEMENT

     In January 2001, we successfully completed negotiations with our Guaduas Oil Field partners regarding their participation in the pipeline and the subthrust Dindal prospect. Key aspects of the global partner agreement are as follows:


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


LIQUIDITY AND CAPITAL RESOURCES

     Completion of the $45 million financing helps to ensure the timely implementation of our strategy for 2001 and 2002 that includes the continued development of the Guaduas Oil Field and new exploration activity. Based on current crude oil pricing, we believe the Financing in conjunction with Guaduas Oil Field operating cash flows will be sufficient to fund our planned 2001 - 2002 capital program. A summary of our strategy follows:

DEVELOPMENT

     o Pipeline and Production Facilities - The 40-mile Guaduas - La Dorada pipeline and supporting central production facilities were completed in June at a total cost of approximately $22.7 million, our share of which is equal to $13.1 million. The pipeline connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The initial capacity of approximately 25,000 barrels of oil per day (BOPD) can be increased to 40,000 BOPD with additional investment.

     o Development Wells - The Company is currently implementing a two-year development drilling program that provides for the drilling of nine development wells and one injector well for gas disposal and field pressure maintenance over the course of 2001 and 2002. We believe that this drilling program will increase Guaduas Oil Field production to between 18,000 and 25,000 barrels per day; however, actual production will depend on the results of the development wells. In June 2001, we completed the El Segundo 5-S well, the first of these development wells, and in July 2001, we commenced drilling of the Tres Pasos 5-W, the second development well. The El Segundo 5-S well is currently producing approximately 2,200 barrels per day. The gross costs of this development well drilling program is estimated to be $44 million, our share of which is approximately $25 million. Two additional development wells and possibly one injector are scheduled for the remainder of 2001. Total 2001 costs are projected at $22 million, $13 million of which is the Company's share.

     In summary, our 2001 - 2002 development strategy includes the now operational Guaduas - La Dorada pipeline and related production facilities and drilling nine development wells and one injector well at a gross cost of $68 million, our share of which is approximately $39 million. The gross cost of 2001 development plan, including the pipeline and production facilities is expected to be approximately $46 million, our share of which is approximately $27 million. As of June 30, 2001, approximately $18 million ($10 million our share) of the $46 million total 2001 gross cost has yet to be incurred.

EXPLORATION

     o Subthrust Dindal Prospect. In the fourth quarter, we plan to begin drilling an exploration well to test the high potential Subthrust Dindal Prospect, located below the Guaduas Oil Field. This prospect is covered by the Deep Dindal association contract that originated from the Dindal association contract. This new contract provides more favorable fiscal terms than the original Dindal association contract. Under the Deep Dindal association contract, the interest owners level of participation after Ecopetrol elects to participate in the development of an oil and gas discovery starts at 70%, as compared to 50% under the Dindal contract. Additionally, as oil production increases, our working interest will gradually decrease to a minimum of 35%, as compared to 30% under the Dindal contract. As a result of an exploration agreement with our Guaduas Oil Field partners, we now have a 100% interest in the Deep Dindal association contract, subject to an obligation to assign between approximately 14% and 26% to our partners after the first well has been drilled and tested.

          The commencement of drilling operations is pending the receipt of an environmental permit to drill in the national forest reserve from the same location that was used to drill the Guaduas Oil Field discovery well, the Escuela 1. Extensive communications have taken place with the Colombian Ministry of Environment to secure the necessary environmental permit. Receiving the permit in the third quarter would allow us to commence drilling operations in the fourth quarter of 2001.

          We estimate the cost of drilling and completing this well to be $15 million. Because we have a 100% working interest in the Deep Dindal association contract, we will be responsible for the entire cost of drilling the well.

     o Rosablanca Exploration Well. By the first quarter of 2002, the Company plans to drill an exploration well on the Rosablanca association contract located in Colombia's Magdalena Valley, approximately 220 miles north of the Guaduas Oil Field. This well was scheduled to commence before February 28, 2001 to satisfy certain obligations under the Rosablanca association contract. However, we have not received the required environmental permit from the Colombian Ministry of Environment. Ecopetrol granted an extension to February 28, 2002, on our obligation as a result of this delay. This well, to be called the Santa Fe - 1 well, will be drilled to an estimated total depth of 3,400 feet at an estimated gross cost of $1.0 million, of which we are responsible for 100%.

     o Tres Pasos 16 Exploration Well. During the fourth quarter of 2001, the Company plans to commence drilling of the Tres Pasos 16 exploration well to test the west side of the Guaduas Oil Field structure. This well will satisfy the sixth-year exploration obligation under the Rio Seco association contract. Difficulties in obtaining a surface lease caused us to delay our previous target of starting the well by August 2001, the end of the sixth year of the Rio Seco association contract. We recently secured the surface lease and commenced site construction work. Ecopetrol has orally granted us a six-month extension beyond the August 2001 deadline. We estimate the gross cost of this well will be $5.5 million, or $3.0 million net to Seven Seas.

     In summary, our planned exploration strategy provides for the drilling of three exploration wells at a gross cost of approximately $22 million, our share of which is approximately $19 million. Coupled with our development strategy, the gross total of planned capital expenditures in 2001 and 2002 is approximately $90 million, our share of which is approximately $59 million. The entire $22 million ($19 million our share) of exploration commitments remains to be spent.


RESULTS OF DEVELOPMENT STAGE OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    For the three months ended June 30, 2001 (the "Current Quarter"), the Company incurred a net loss of $2.1 million, or $0.06 per common share. This compares to a net loss of $1.5 million, or $0.04 per common share, in the three months ended June 30, 2000 (the "Prior Quarter").

    Revenues from oil sales were $1.2 million for the Current Quarter as compared to zero in the Prior Quarter. Sales decreased $2.2 million in the Current Quarter from $3.4 million for the quarter ending March 31, 2001 as a result of a 53,200 barrel (32%) production decline, a 48,200 barrel inventory escalation and a $0.3 million unfavorable correction to an estimated December crude oil price. The production decline was attributable to remedial well workovers, required well testing for field unification, and conversion from trucking operations to pipeline operations at the end of the Current Quarter. The inventory build-up was primarily attributed to pipeline fill and inventory in transit or storage pending third quarter sales.

    Oil production (net to Seven Seas) of 113,400 barrels and zero barrels for the Current Quarter and Prior Quarter, respectively, was transferred to inventory or sold to either Ecopetrol or Refinerie del Nare at an average price $19.89 per barrel in 2001.

    Oil and gas operating expenses increased $0.7 million to $1.1 million in the Current Quarter as compared to $0.4 million for the Prior Quarter. The Prior Quarter's oil and gas operating expenses relate to reservoir pressure testing and various geological studies recorded as oil and gas operating expenses.

    Depletion, depreciation and amortization increased $0.2 million to $0.5 million in the Current Quarter as compared to $0.3 million in the Prior Quarter.

     The increases in revenues, production, oil and gas operating expenses and depletion, depreciation and amortization in the Current Quarter as compared to the Prior Quarter are the direct result of Guaduas Oil Field post-exploration production which commenced on August 9, 2000.

    Interest income amounted to $0.2 million and $0.5 million for the Current Quarter and the Prior Quarter respectively. The $0.3 million decrease from 2000 to 2001 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998 and lower interest rates.

    General and administrative costs were $1.6 million and $1.3 million for the Current Quarter and Prior Quarter, respectively. The $0.3 million increase from 2000 to 2001 resulted primarily from increased professional services.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    For the six-month period ended June 30, 2001 (the "Current Period"), the Company incurred a net loss of $2.1 million, or $0.06 per common share. This compares to a net loss of $4.3 million, or $0.11 per common share, in the six-month period ended June 30, 2000 (the "Prior Period").

    Revenues from oil sales were $4.6 million in the Current Period as compared to $16,000 for the Prior Period.

    Oil production (net to Seven Seas) of 280,100 barrels and 1,200 barrels for the Current Period and Prior Periods, respectively, was transferred to inventory or sold to either Ecopetrol or Refinerie del Nare at an average price of $20.53 per barrel in 2001 and $13.76 per barrel in 2000.

    Oil and gas operating expenses increased $1.1 million to $2.1 million in the Current Period as compared to $1.0 million for the Prior Period. The 2000 costs relate to the long term testing program, primarily the El Segundo 4-E well and various pressure testing and geologic studies of the reservoir.

    Depletion, depreciation and amortization increased $0.9 million to $1.4 in the Current Period as compared to $0.5 million in the Prior Period.

    The increases in revenues, production, oil and gas operating expenses and depletion, depreciation and amortization in the Current Period as compared to the Prior Quarter are the direct result of Guaduas Oil Field post-exploration production which commenced on August 9, 2000.

    Interest income was $0.4 million and $1.0 million for the Current Period and Prior Period, respectively. The $0.6 decrease from 2000 to 2001 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

    General and administrative costs were $3.1 million and $3.7 million for the Current Period and Prior Period, respectively. The Prior Period was $0.6 million greater primarily because of severance payments made in early 2000 as part of the Company's cost reduction program caused the six-month period ended June 30, 2000, to be $0.6 million greater.

FORWARD-LOOKING INFORMATION

    From time to time, Seven Seas may make certain statements that provide shareholders and the investing public with "forward-looking" information as defined by the federal securities laws. Words such as "anticipate," "assume," "believe," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Management may make forward-looking statements orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as part of other sections of Seven Seas' filings with the U.S. Securities and Exchange Commission. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, financial position, reserves, the timing and commencement of wells and development plans, drilling results as indicated by log analysis, core samples, examination of cuttings, hydrocarbons shows while drilling and production estimates from wells drilled based upon drill stem tests and other test data, future capacity under credit arrangements, future capital expenditures, liquidity requirements and liquidity sufficiency.

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

                                    PART II.
                                OTHER INFORMATION

     Item 1.  Legal Proceedings - N/A
     Item 2. Changes in Securities and Use of Proceeds - Please see "Item 5. Other Information" for changes in the Company's securities occurring after the end of the period for which this report is filed.
     Item 3.  Defaults Upon Senior Securities - N/A
     Item 4.  Submission of Matters to a Vote of Security Holders - N/A
     Item 5.  Other Information -

     As of July 23, 2001, the Company completed the first two parts of a three-part, $45 million financing to fund its 2001-2002 business plan (the "Financing"). Chesapeake Energy Corporation purchased $22.5 million of senior secured notes with detachable warrants to purchase 12,612,140 shares of Seven Seas common stock at approximately $1.78 per share. The Chesapeake notes will bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years. Principal and accrued interest will be due at maturity on November 7, 2004. After all the transactions contemplated in the Company's three-part financing are completed, Chesapeake will have warrants to purchase 20% of the Company's common stock calculated after exercise of all warrants. Pursuant to an exception granted by the American Stock Exchange at the request of the Company, the Company was not required to obtain shareholder approval prior to issuing the warrants.

     Also as of July 23, 2001, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B secured notes. Mr. Hefner purchased $15 million of these notes, and two of the Company's independent directors participated as well. A limited liability company controlled by the father of a third independent director also participated. Because of Mr. Hefner's participation in the Series B notes offering, and the potential conflicts of interest, the Company's board of directors decided that the Company should offer all of its shareholders the right to participate in the financing.

     As the final part of its three-part financing, Seven Seas will offer to current shareholders, in the form of a rights offering, $22.5 million of Series A senior secured notes with detachable warrants to purchase 12,612,140 shares at approximately $1.78 per share. If all of the Company's shareholders exercise their rights to purchase the Series A notes, they will receive warrants to purchase 20% of the Company's common stock.

     Proceeds from the rights offering will be used to redeem the Series B secured notes sold to Mr. Hefner and the qualified investors. Any Series A senior secured notes with warrants not purchased in the rights offering will be exchanged for the remaining Series B secured notes owned by Mr. Hefner and the other qualified investors. If, after closing of the rights offering, Mr. Hefner does not hold at least $10 million of Series A notes, he has granted Chesapeake an option to require him to purchase from Chesapeake an amount of notes and a proportionate share of the warrants equal to the difference between $10 million and the amount of notes Mr. Hefner acquired through the rights offering. If Mr. Hefner purchases $10 million of notes in the aggregate, he would acquire warrants to purchase 5,605,397 shares or 8.89% of the Company, or 14.81% of the current number of shares outstanding.

     As a condition to Chesapeake participating in the Financing, the Company agreed to secure payment of the Chesapeake notes, the Series A notes and the Series B notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and to all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or therefrom. The Company also granted to Chesapeake, as collateral agent, a lien, security interest and pledge of certain assets of the Company, including, but not limited to the Company's accounts, equipment, general intangibles, inventory, goods and contracts, additional properties and proceeds and products thereof or therefrom.

     Pursuant to the Company's agreement with Chesapeake, $15 million of the total proceeds from the first two parts of the Financing were escrowed for the drilling of an exploration well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the Chesapeake senior secured notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million senior notes.

     In connection with the Financing, the Company executed a Registration Rights Agreement with Chesapeake Energy Corporation pursuant to which the Company agreed to register, upon proper demand, the 12,612,140 shares of the Company's common stock underlying the warrants issued to Chesapeake (the "Warrant Shares"). Upon demand by the holders of at least 25% of the Warrant Shares with a fair market value of at least $3 million, the Company must prepare and file with the SEC (on no more than three occasions) a registration statement in connection with the Warrant Shares. The agreement also provides that the holders of the Warrant Shares may "piggy-back" with another registration and compel the Company to register the Warrant Shares simultaneously with the registration of any of the Company's shares of common stock. The Chesapeake warrants are exercisable at any time after September 30, 2001 and the Warrant Shares may be sold one year after exercise, in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended.

     Also in connection with the Financing, the Company and Chesapeake executed a Shareholder's Rights Agreement pursuant to which the Company granted Chesapeake the right to designate its chief executive officer and one other of its senior executives to our board of directors. The agreement also grants to Chesapeake the right to purchase up to 20% of any future private offerings of the Company's securities, at the same price and on the same terms as the Company is offering to other purchasers (except that this right does not apply to any securities issued in connection with the Financing). The Company also agreed to cause any underwriter engaging in a public offering of the Company's securities to offer Chesapeake the right to purchase up to 5% of securities being offered to the public, at the same price set forth on the cover of the prospectus relating to the public offering.


     Item 6. Exhibits & Reports on Form 8-K
         (a) Exhibits


  EXHIBIT
   NUMBER                       DESCRIPTION
  -------                       -----------

 (3)          Articles of Incorporation and By-laws
       (A)    Certificate of Continuance to the
              Cayman Islands, incorporated by
              reference to Exhibit 3(A) in the
              Company's annual report on Form 10-K
              for the year ended December 31, 2000
       (B)    Memorandum of Association,
              incorporated by reference to Exhibit
              3(B) in the Company's annual report on
              Form 10-K for the year ended December
              31, 2000
       (C)    Articles of Association, incorporated
              by reference to Exhibit 3(C) in the
              Company's annual report on Form 10-K
              for the year ended December 31, 2000
 (4)          Instruments  Defining  the Rights of Security  Holders,  Including
              Indentures
       (A) Promissory Note dated July 23, 2001 from Seven Seas Petroleum Inc. to Chesapeake Energy Corporation in the amount of $22,500,000.00
       (B) Warrant No. 1 dated July 23, 2001 granted to Chesapeake Energy Corporation by Seven Seas Petroleum Inc.
       (C)    Shareholder's Rights Agreement dated
              July 23, 2001 between Chesapeake
              Energy Corporation and Seven Seas
              Petroleum Inc.
       (D) Registration Rights Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation
       (E) Indenture dated July 23, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A.
(10)          Material Contracts
       (A) Note Purchase Agreement dated July 9, 2001 among Seven Seas Petroleum Inc., all of the Subsidiaries of Seven Seas Petroleum Inc. and Chesapeake Energy Corporation
       (B) First Amendment to Note Purchase and Loan Agreement dated July 9, 2001 among Seven Seas Petroleum Inc., all of the Subsidiaries of Seven Seas Petroleum Inc. and Chesapeake Energy Corporation

       (C) Security Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation
       (D) Deeds of Mortgage over Shares dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation
       (E) Shareholder's Rights Agreement dated July 23, 2001 between Chesapeake Energy Corporation and Seven Seas Petroleum Inc., incorporated by reference to Exhibit 4(C)of this filing
       (F) Registration Rights Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 4(D) of this filing
       (G) Escrow Agreement dated July 23, 2001 among Seven Seas Petroleum Inc, Chesapeake Energy Corporation and Southwest Bank of Texas, N.A. concerning Existing Indenture Interest
       (H) Escrow Agreement dated July 23, 2001 among Seven Seas Petroleum Inc., Chesapeake Energy Corporation and Southwest Bank of Texas, N.A. concerning Sub-Thrust Test Well
       (I) Note Purchase Agreement for 12% Series B Senior Secured Notes dated July 23, 2001 between Seven Seas Petroleum Inc. and each of the following persons/entities: Allison Robbins Revocable Living Trust; B. John Barry; Jessica M. Barry; Michael B. Barry; Thomas
              J. Barry; Neligh C. Coates, Jr.; Petroleum Properties Management Company, L.L.C.; Fuller Family Investments, A Limited Partnership; Charles B. Israel; Justin B. Israel; Lombos Holdings Limited "C"; Ramiiilaj, A Limited Partnership; Dr. James R. Schlesinger; Serendipity Investments, Ltd.; David A. Stein; Linda B. Stein; Tracey F. Stein Revocable Living Trust; and Trans Federal Corporation Ltd.
       (J) Extension to Note Purchase Agreement for 12% Series B Senior Secured Notes dated July 23, 2001 between Seven Seas Petroleum Inc. and each of the following persons/entities: Allison Robbins Revocable Living Trust; B. John Barry; Jessica M. Barry; Michael
              B. Barry; Thomas J. Barry; Neligh C. Coates, Jr.; Egolf Family Limited Partnership (Assignee of Petroleum Properties Management Company, L.L.C.); Fuller Family Investments, A Limited Partnership; Charles B. Israel; Justin B. Israel; Lombos Holdings Limited "C"; Ramiiilaj, A Limited Partnership; Dr. James R. Schlesinger; Serendipity Investments, Ltd.; David A. Stein; Linda
              B. Stein; Tracey F. Stein Revocable Living Trust; and Trans Federal Corporation Ltd.
       (K) Indenture dated July 23, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A.

                  (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001; however, the Company did file, in connection with the Financing, a Current Report on Form 8-K on July 11, 2001, as amended by Form 8-K/A filed July 18, 2001.




SIGNATURES

                              SEVEN SEAS PETROLEUM INC.



Date: August 14, 2001     By: /s/ LARRY A. RAY
                              --------------------------------------------------
                              Larry A. Ray, President and Chief
                              Operating Officer



                          By: /s/ RONALD A. LEFAIVE
                              --------------------------------------------------
                              Ronald A. Lefaive, Chief Financial Officer and Secretary