Form 10-Q
period 2001-09-30
SEVEN SEAS PETROLEUM INC
filed 2001-11-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

     Commission File No. 0-22483

                                   ----------

                            SEVEN SEAS PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

         CAYMAN ISLANDS                                      73-1468669
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         SUITE 1700, 5555 SAN FELIPE, HOUSTON TEXAS          77056
         (Address of principal executive office)             (Zip Code)

     Registrant's telephone number, including area code: (713) 622-8218

                                   ----------

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

     As of November 9, 2001 there were 37,858,530 shares of the registrant's common shares, .001 par value per share, outstanding.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations for the nine months
            and three months ended September 30, 2001 and 2000 (Unaudited)......    3

            Condensed Consolidated Balance Sheets as of September 30, 2001
            (Unaudited) and December 31, 2000...................................    4

            Condensed Consolidated Statements of Cash Flows for the nine-months
            ended September 30, 2001 and 2000 (Unaudited).......................    5

            Notes to Condensed Consolidated Financial Statements (Unaudited)....    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................    12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..........    17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................    18

Item 6.     Exhibits and Reports on Form 8-K....................................    19

                                     PART I.

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------     -------------------------------
                                                           2001              2000              2001              2000
                                                      -------------      -------------     ------------      -------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES
  Crude oil sales ................................     $      4,621      $      1,943      $      9,232      $      1,959
  Interest income ................................              224               391               624             1,397
                                                       ------------      ------------      ------------      ------------
                                                              4,845             2,334             9,856             3,356
EXPENSES
  Oil and gas operating expenses .................            1,472               255             3,578             1,209
  Depletion, depreciation and amortization .......            1,298               581             2,721             1,094
  Interest expense ...............................            1,271                97             1,656                97
  General and administrative .....................            1,097             1,676             4,208             5,409
  Other expense ..................................               58               (53)              193               104
  Loss on legal settlement .......................            1,000                --             1,000                --
                                                       ------------      ------------      ------------      ------------
                                                              6,196             2,556            13,356             7,913


NET LOSS BEFORE INCOME TAXES .....................           (1,351)             (222)           (3,500)           (4,557)
                                                       ------------      ------------      ------------      ------------
INCOME TAX EXPENSE ...............................               --                20                --                20
                                                       ------------      ------------      ------------      ------------
NET LOSS .........................................     $     (1,351)             (242)     $     (3,500)     $     (4,577)
                                                       ============      ============      ============      ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE ......     $      (0.04)     $      (0.01)     $      (0.09)     $      (0.12)
                                                       ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......       37,858,530        37,836,420        37,850,430        37,834,777
                                                       ============      ============      ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                  2001              2000
                                                                             --------------    --------------
                                                                              (Unaudited)
                                                                                     (IN THOUSANDS)
                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $       26,698    $       12,128
    Restricted cash and cash equivalents                                             18,597                --
    Short-term investments                                                              284             1,168
    Restricted short-term investments                                                    --             6,734
    Accounts receivable, net of allowance                                             4,253             7,297
    Interest receivable                                                                  --                55
    Inventory                                                                         2,185               563
    Prepaids and other                                                                  775               181
                                                                             --------------    --------------
Total Current Assets                                                                 52,792            28,126

Notes receivable from employees                                                         200               215
Land                                                                                  1,071             1,071
Evaluated oil and gas interests, full-cost method, net of
       accumulated depletion of $3,924 at September 30, 2001
       and $1,497 at December 31, 2000                                              139,676           115,609
Unevaluated oil and gas interests, full-cost method                                 105,542           105,535
Fixed assets, net of accumulated depreciation of $1,350 at
    September 30, 2001 and $1,054 at December 31, 2000
                                                                                        619               840
Other assets, net of accumulated amortization of $2,243 at
    September 30, 2001 and $1,675 at December 31, 2000
                                                                                      3,646             2,680
                                                                             --------------    --------------
TOTAL ASSETS                                                                 $      303,546    $      254,076
                                                                             ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                         $        6,381    $        6,896
    Royalties payable                                                                 2,953                --
    Interest payable                                                                  5,156             1,719
    Other accrued liabilities                                                         1,005                89
                                                                             --------------    --------------
Total Current Liabilities                                                            15,495             8,704

Long-term debt                                                                      153,405           110,000
Interest payable                                                                      1,027                --
Deferred income taxes                                                                24,703            24,703

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Share capital-
    Authorized 200,000,000 shares par value $0.001 per share, of which
150,000,000 shares are designated as ordinary shares and 50,000,000 may be designated by the board of directors; and 37,858,530 and 37,833,420 issued and outstanding common shares at September 30, 2001 and December 31, 2000
respectively                                                                        225,866           225,807
Accumulated deficit                                                                (118,638)         (115,138)
Warrants outstanding                                                                  1,688                --
Treasury stock, 29 shares held at September 30, 2001 and December 31, 2000               --                --
                                                                             --------------    --------------
Total Stockholders' Equity                                                          108,916           110,669
                                                                             --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      303,546    $      254,076
                                                                             ==============    ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2001               2000
                                                                       ------------      -------------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
     Net loss                                                          $     (3,500)     $     (4,577)
     Add (subtract) items not requiring (providing) cash:
     Depletion, depreciation and amortization                                 2,721             1,094
     Interest expense non-cash                                                1,237                97
     Loss on sale of fixed assets                                                --                 2
     Amortization of investments                                               (141)             (651)
     Changes in working capital excluding changes to cash and cash equivalents:
          Accounts receivable                                                 3,649             5,671
          Interest receivable                                                    55               134
          Inventory                                                            (459)               --
          Prepaids and other, net                                              (594)               86
          Accounts payable                                                    2,437            (4,947)
          Other accrued liabilities and other                                   168               (78)
                                                                       ------------      ------------
      Cash flow Provided by (Used in) Operating Activities                    5,573            (3,169)
                                                                       ------------      ------------
INVESTING ACTIVITIES
     Exploration of oil and gas properties                                  (23,614)          (11,023)
     Purchase of land                                                            --                (6)
     Purchase of investments                                                   (284)             (984)
     Proceeds from sale of investments                                        8,043             6,875
     Notes receivable from employees                                             --               220
     Other asset additions                                                   (1,610)             (126)
                                                                       ------------      ------------
     Cash Flow Used in Investing Activities                                 (17,465)           (5,044)
                                                                       ------------      ------------
FINANCING ACTIVITIES
     Proceeds from share capital issued                                          59                 2
     Prepayment of long-term debt                                            (3,000)               --
     Proceeds from issuance of long-term debt and warrants                   48,000                --
                                                                       ------------      ------------
     Cash Flow Provided by Financing Activities                              45,059                 2
                                                                       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         33,167            (8,211)
Cash and cash equivalents, beginning of year                                 12,128            22,447
                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     45,295      $     14,236
                                                                       ============      ============

Supplemental disclosures of cash flow information:

The Company incurred interest costs of $11.6 million and $10.3 million for the nine-month periods ended September 30, 2001 and 2000, respectively, and $9.9 million and $10.3 million was capitalized during the respective periods.

Cash paid for interest for each of the nine-month periods ended September 30, 2001 and 2000 was $7.0 million and $6.9 million respectively.

The Company paid zero and zero for estimated income taxes during the nine-month periods ended September 30, 2001 and 2000.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.       DEVELOPMENT STAGE OPERATIONS:

Since the Company's inception and until the second quarter 2001, Seven Seas was considered a development stage enterprise. The financial statements as of December 31, 2000 were presented including all necessary disclosures to identify the company as a "Development Stage Enterprise". In July 2001, the Company began regular oil deliveries into the recently completed Guaduas - La Dorada Pipeline. During the current quarter, the Company has drilled the second and third development wells that are part of a nine well program. Pipeline production has increased to approximately 8,000 barrels per day. Principal operations have commenced, although significant exploration activities remain. Accordingly, the development stage enterprise classification and related financial statement disclosures are no longer required beginning with the third quarter 2001 reporting period.

3.       CAPITAL AVAILABILITY AND LIQUIDITY:

The Company's sources of cash for the remainder of 2001 will come from Guaduas Oil Field operating cash flows and a $45 million financing, recently closed on July 23, 2001 that provided estimated net proceeds of $43.6 million (the "Financing"). Chesapeake Energy Corporation ("Chesapeake") purchased $22.5 million of 12% senior secured notes with detachable warrants to purchase approximately 12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. A group of qualified investors led by Robert A. Hefner III, the Chairman and Chief Executive Officer of Seven Seas, purchased $22.5 million of 12% Series B senior secured notes.

The SEC has declared effective the Company's registration statement covering a shareholders rights offering for the sale of $22.5 million of 12% Series A senior secured notes with detachable warrants to purchase approximately 12.6 million shares of Seven Seas common stock at an exercise price of approximately $1.78 per share. The rights offering will not be extended to shareholders residing in Canada. Proceeds from the rights offering will be used to redeem the $22.5 million Series B senior secured notes sold to the qualified investor group. The details concerning the rights offerings to shareholders are set forth in the registration statement. See Note 5 for additional details on the financing.

The Company's planned capital requirements for the remainder of 2001 and 2002 are approximately $34 million dollars. The only other significant use of cash beyond oil and gas operations expense and general and administrative expense is the $6.9 million semi-annual interest payments on the $110 million senior notes and the recently acquired $1.2 million cash flow hedge discussed in Note 9. Planned capital spending for the 2001 and 2002 development and exploration programs is further described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property.

Beginning late in the fourth quarter of 2000, Ecopetrol, the Colombian national oil company, elected to not take their 20% royalty share of oil production. As of September 30, 2001, the Company has recognized a liability of approximately $2,953,000 based on the price received from the sale of 151,166 barrels of Ecopetrol royalty oil. Ecopetrol elected to begin taking their 20% royalty share of oil production as of October 2001. Additionally, the Guaduas Oil Field partners (Seven Seas, Cimarrona LLC, an Oklahoma independent oil and gas company and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company) have agreed to provide Ecopetrol an additional 40,000 barrels per month as make-up oil to repay the Guaduas Oil Field Partners obligation under the Royalty Agreement. The Company's 57.7% of this monthly make-up obligation will be 23,080 barrels. Make-up is expected to be completed in mid-April 2002.

INVENTORY

Inventories consist primarily of goods used in the Company's operations and crude oil in storage. Goods are stated at the lower of average cost or market.

During the quarter ended September 30, 2001, crude oil inventories increased to 134,000 barrels as compared to no inventory on December 31, 2000. Crude oil inventory is valued at $1,072,000 based on the average cost of production for the most recent month. Such cost includes lifting costs and depletion. Field inventory increased $551,000, largely as a result of increased drilling activity and surplus pipeline materials returned to inventory.

5.       LONG-TERM DEBT:

As of July 23, 2001, the Company completed the first two parts of a three-part, $45 million financing to fund its 2001-2002 business plan. Chesapeake purchased $22.5 million of senior secured notes with detachable warrants to purchase 12,619,500 shares of Seven Seas common stock at approximately $1.78 per share. The Chesapeake notes will bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years. Principal and accrued interest will be due at maturity on November 7, 2004. After all the transactions contemplated in the Company's three-part financing are completed, Chesapeake will have warrants to purchase 20% of the Company's common stock. Pursuant to an exception granted by the American Stock Exchange at the request of the Company, the Company was not required to obtain shareholder approval prior to issuing the warrants. Refer to Note 7 for additional information on the notes and the warrants.

Also as of July 23, 2001, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B secured notes. Mr. Hefner purchased $15 million of these notes, and two of the Company's independent directors participated as well. A limited liability company controlled by the father of a third independent director also participated. Because of Mr. Hefner's participation in the Series B notes offering, the Company's board of directors decided that the Company should offer all of its shareholders the right to participate in the Financing. However, the Company's Canadian shareholders will not be able to participate because the Canadian securities authorities declined the Company's application for relief from Canadian requirements applicable to the rights offering.

In its request to the Canadian security authorities, the Company stated that it was prepared to provide Canadian resident shareholders the same offering material as it provides to U.S. shareholders under SEC rules and regulations. Adhering to Canadian requirements, which include converting financial statements and oil and gas reserve information to Canadian standards and translating the rights offering materials into French, would have resulted in significant expenses and time delays and, in the Company's opinion, would have provided no meaningful additional disclosure or protection to shareholders. The Company estimates that shareholders residing in Canada hold a total of approximately 3.0 million shares or 8.1% of the Company's outstanding common stock.

As the final part of its three-part financing, Seven Seas is in the process of offering its non-Canadian shareholders of record as of October 8, 2001, in the form of a rights offering, $22.5 million of Series A senior secured notes with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. If all of the Company's non-Canadian shareholders exercise their rights to purchase the Series A notes, they will receive warrants to purchase approximately 20% of the Company's common stock.

Proceeds from the rights offering will be used to redeem the Series B secured notes sold to Mr. Hefner and the qualified investors. Any Series A senior secured notes with warrants not purchased in the rights offering will be exchanged for the remaining Series B secured notes owned by Mr. Hefner and the other qualified investors. If, after closing of the rights offering, Mr. Hefner does not hold at least $10 million of Series A notes, he has granted Chesapeake an option to require him to purchase from Chesapeake an amount of notes and a proportionate share of the warrants equal to the difference between $10 million and the amount of notes Mr. Hefner acquired through the rights offering. If Mr. Hefner purchases $10 million of notes in the aggregate, he would acquire warrants to purchase 5,605,667 shares or 8.9% of the Company.

Pursuant to the Company's agreement with Chesapeake, $15 million of the total proceeds from the first two parts of the financing were escrowed for the drilling of the Escuela 2 exploration well to test the subthrust Dindal prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the Chesapeake senior secured notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million senior notes.

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

6.       CASH AND CASH EQUIVALENTS:

The Company considers highly liquid investments with maturity of three months or less as cash equivalents.

The September 30, 2001 cash balance of $45,295,404 includes total restricted cash of $18,597,568 comprised of $15,000,000 for the drilling of the Escuela 2 well, $3,437,500 for the November 15, 2001 $110 million senior notes semi-annual interest payment and $160,068 committed to Colombian reforestation efforts. The first two items are explained in the preceding Note 5. The third item is related to a Colombian requirement to commit 1% of drilling expenditures to reforestation of the drilling development area.

7.       $45 MILLION NOTES AND WARRANTS:

Based on separate estimates of fair market values of the Chesapeake notes and warrants, 92.5% of the $22.5 million received from Chesapeake has been allocated to the notes and the remaining 7.5% to the warrants. This estimate is subject to revision upon the completion of an independent valuation allocation for the current rights offering of notes and warrants. A $1,687,500 note discount (the allocated value of the Chesapeake warrants) and $1,455,000 of the debt issuance costs for the Financing will be amortized over the life of the notes. The amortizations of the Chesapeake note discount and the debt issuance costs for the three-months ended September 30, 2001 are $93,000 and $113,000, respectively.


8.       COMMITMENTS AND CONTINGENCIES:

LAWSUIT SETTLEMENT

In August 2001, we settled a lawsuit in which four former Seven Seas officers and directors had sued the Company and one of our officers and directors, Robert
A. Hefner III, in October 2000. (DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District). Plaintiffs alleged that Seven Seas failed to obtain extensions of time in which plaintiffs could exercise certain stock options granted to them, and that the defendants induced them to enter into separation agreements with Seven Seas that they would not have entered into but for Seven Seas' agreement to obtain an extension of the time for plaintiffs to exercise their stock options. The plaintiffs filed the case October 2, 2000, seeking damages in excess of $13 million. Pursuant to the Settlement Agreement, we paid $1 million to the plaintiffs and their attorneys, and Mr. Hefner agreed to assign, upon the closing of our rights offering, warrants to the plaintiffs to purchase 200,000 shares of Seven Seas' common stock.

Pursuant to an indemnification agreement with Mr. Hefner, and our bylaws, we granted Mr. Hefner options to purchase 200,000 shares of our common stock at an exercise price of $1.782955 per share (the same exercise price as the warrants described in Note 5, and which were higher than the average of the high and low trading prices on the effective date). The options will vest upon Mr. Hefner performing under the Settlement Agreement and have a term of 10 years.

WELL COST REIMBURSEMENT

In 1997, GHK Colombia Company ("GHK") entered into agreements with Halliburton Company ("HAL") and other oilfield service companies to provide services for the completion of six exploration wells in the Guaduas Oil Field. The agreements provided for a cost ceiling for each well. HAL, acting as the group's representative, along with several oilfield companies ("the WSG"-Well Service Group) agreed to pay 25% of any individual well costs in excess of the agreed upon ceiling. HAL has reimbursed its share of the excess costs, but has argued that there was not joint and several liability between HAL and the other members of the WSG. In May 2001, GHK, Seven Seas' wholly owned Colombian operating company, filed a suit against HAL and several other oilfield service companies to recover approximately $1,060,000 of reimbursable well costs. In addition to HAL, five other companies have paid their share of the overage, and four companies have refused payment or offered partial payment. Seven Seas' share for these disputed costs amounts to $583,000.

Under Colombian commercial law, joint and several liability is assumed unless it is expressly agreed otherwise. The agreements were silent on this matter. The defendants have responded to the GHK lawsuit. The Company is waiting for a settlement hearing date to be set.

COLOMBIA LANDOWNER CLAIM

The landowner of the El Segundo 1 surface location, one of the Guaduas Oil Field well locations, filed a lawsuit to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and has vigorously defended this claim. Examinations regarding the claim were held in September 2000, and the probatory stage of the matter was closed on March 21, 2001. The Company is waiting on the Court's decision regarding the final allegations that were presented on April 16, 2001. Our Colombian legal counsel, Gamba, Barrera, Arriaga y Asociados, has advised the Company that, on the basis of the claims asserted, it is unlikely that it will lose the lawsuit.


9.       FINANCIAL INSTRUMENT:

On November 9, 2001, the Company acquired financial put options that establish a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds will be available to fully execute the Company's 2002 Guaduas Oil Field exploration and development program in the event of a further oil price decline.

10.      NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 as of January 1, 2001, has not resulted in any significant effect on the Company's financial statements.

During 2001, the FASB issued the following four new pronouncements:

Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an assets retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations if the entity is a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

Statements 141 and 142 will not have significant impact to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statements 143 and 144 in its financial condition and results of operations.


11.      OPERATIONS BY GEOGRAPHIC AREA:

The Company has one operating and reporting segment. Information about the Company's operations for the three and nine-month periods ended September 30, 2001 and 2000 by geographic area is shown below (In thousands):

                                                                                            OTHER
                                                                UNITED                     FOREIGN
                                                  CANADA        STATES       COLOMBIA       AREAS          TOTAL
                                                ----------    ----------    ----------    ----------    ----------
Nine-months ended September 30, 2001
Revenues ....................................   $       93    $        9    $    9,425    $      329    $    9,856
Operating Income(Loss) ......................         (171)       (1,907)        1,148        (2,570)       (3,500)
Capital Expenditures ........................        1,955            75        16,614         4,970        23,614
Identifiable Assets .........................           --         1,350       257,426        44,770       303,546
Depletion, Depreciation and Amortization ....          141           216         1,871           493         2,721

Nine-months ended September 30, 2000
Revenues ....................................   $    1,361    $        9    $    1,986            --    $    3,356
Operating Income (Loss) .....................         (429)       (1,835)       (2,278)          (35)       (4,577)
Capital Expenditures ........................           --           108         3,738            --         3,846
Identifiable Assets .........................       64,439           833       188,854            63       254,189
Depletion, Depreciation and Amortization ....          455           223           416            --         1,094

Three-months ended September 30, 2001
Revenues ....................................           --    $        5    $    4,620    $      220    $    4,845
Operating Income (Loss) .....................           --           (94)          469        (1,726)       (1,351)
Capital Expenditures ........................           --             9         4,438         2,199         6,646
Identifiable Assets .........................           --         1,350       257,426        44,770       303,546
Depletion, Depreciation and Amortization ....           --            73           893           332         1,298

Three-months ended September 30, 2000
Revenues ....................................   $      387    $        3    $    1,944            --    $    2,334
Operating Income (Loss) .....................         (212)         (465)          456            (1)         (222)
Capital Expenditures ........................           --            38           (65)           --           (27)
Identifiable Assets .........................       64,439           833       188,854            63       254,189
Depletion, Depreciation and Amortization ....          152            63           366                         581

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere and with the Company's Annual Report on From 10-K for the year ended December 31, 2000.


Our principal asset is a 57.7% interest, before participation by Ecopetrol, the Colombian national oil company, in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As of December 31, 2000, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 48.0 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $394.1 million. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%), an Oklahoma independent oil and gas company and Sociedad International Petrolera S.A., known as Sipetrol, the international exploration and production subsidiary of the Chilean national oil company (32.9%). In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. Together with our partners, we elected to proceed with field development on a sole-risk basis, meaning we pay 100% of the costs and receive 100% of the revenues from production less a fixed 20% Colombian government royalty. After we have recovered 200% of the development costs and certain exploration costs, Ecopetrol will have the right to become a 50% working interest partner in the project.


RECENT EVENTS

EXPLORATION DRILLING PROGRAM

In October 2001, the Company commenced the drilling of the Tres Pasos 16-E exploration well to test the Cimarrona formation on the west-side of the Guaduas Oil Field structure. The Cimarrona formation is the producing zone of the Guaduas Oil Field. The Tres Pasos 16-E well's surface location is about 5 kilometers northwest of the El Segundo 1-E discovery well. The well is expected to reach a total measured depth of about 6,700 feet.

In September 2001, the Colombian Ministry of Environment issued the environmental license to drill the initial subthrust Dindal prospect well, the Escuela 2. Location work is currently underway and drilling is expected to commence in December 2001. As a result of a January 2001 farmout agreement with its partners in the Guaduas Oil Field, Seven Seas has a 100% working interest in the Deep Dindal association contract, subject to an obligation to assign a portion of this interest to its partners after the first well has been drilled.

DEVELOPMENT DRILLING PROGRAM

In November 2001, the Company commenced drilling the fourth development well, the Tres Pasos 6-N, in our planned 2001 - 2002 nine well program. The Tres Pasos 6-N will be drilled to approximately 8,500 feet from a surface location 1.5 miles northwest of the El Segundo 1-E, the Guaduas Oil Field discovery well.

In October 2001, we successfully completed the El Segundo 5-E well. This third development well had initial test production of approximately 2,400 barrels per day. The El Segundo 5-E was drilled from the same surface location as the first two development wells. With the addition of the El Segundo 5-E's output, daily production is approximately 8,000 barrels per day. This daily volume does not give consideration to the combined 1,500 barrel per day anticipated production capacity of the El Segundo 1-N and 1-S wells that have been curtailed by excess gas production. In early 2002, the curtailment is expected to be eliminated by reinjecting the gas into the reservoir as part of our new gas injection/pressure maintenance program.

In September 2001, the Tres Pasos 5-W, the second development well, had initial production rates of 700 to 1,000 barrels per day. The Tres Pasos 5-W was drilled with a bottom hole location approximately 1.1 kilometers northwest of the El Segundo 5-S, the first development well.

In July 2001, the first development well, the El Segundo 5-S, experienced initial production rates between 1,800 and 2,800 barrels per day. The well was drilled to a total depth of 8,230 feet from a surface location that is approximately 2.9 kilometers north of the surface location of the El Segundo 1-E discovery well.

During October, The El Segundo 5-S and Tres Pasos 5-W had average gross production of 2,900 and 550 barrels per day, respectively.

$45 MILLION FINANCING

On July 23, 2001, we completed a $45 million financing to fund our 2001-2002 business plan. The terms of this financing are described in Note 5 to the financial statements.

PIPELINE AND PRODUCTION FACILITIES

In July 2001, we completed the Guaduas--La Dorada Pipeline on schedule and within budget. The 40-mile Guaduas--La Dorada pipeline connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. Current Guaduas Oil Field production is approximately 8,000 barrels per day (approximately 3,700 barrels per day net to us).

ASSOCIATION CONTRACTS

In May 2001, we reassigned our interest in the Tapir Association Contract to the operator, relieving us of a potential $2.1 million obligation. We attributed no oil and gas reserves to this contract area. In February 2001, we executed the Deep Dindal and Cristales association contracts. The Deep Dindal association contract, which is generically referred to as an "on top" contract because it originated from the Dindal association contract, covers the Subthrust Dindal Prospect located below the Guaduas Oil Field. The Deep Dindal contract provides better economic terms than the original Dindal association contract. The Cristales association contract covers approximately 200,000 acres immediately to the east of the Guaduas Oil Field and the Subthrust Dindal Prospect, and also contains the same economic terms as the Deep Dindal association contract.

CHANGE IN DOMICILE

Also in the first quarter of 2001, we changed our domicile from the Yukon Territory, Canada to the Cayman Islands principally to lower our future worldwide effective corporate tax rate. Other considerations were that most of our shareholders are not Canadian and all of our oil and gas revenues are from non-Canadian operations. On February 28, 2001, we received shareholder approval for the continuation, and effective March 1, 2001, we continued as a Cayman Islands company.

GUADUAS OIL FIELD PARTNER AGREEMENT

In January 2001, we successfully completed negotiations with our Guaduas Oil Field partners regarding their participation in the pipeline and the Subthrust Dindal Prospect. Sipetrol and Cimarrona LLC agreed to provide Seven Seas with the opportunity to earn certain of their interests in the subthrust Dindal prospect by drilling a subthrust exploration well and paying Sipetrol and Cimarrona's share of the costs of drilling the well. Additional information on our global partner agreement is available in a Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Completion of the $45.0 million financing allows us to timely implement our 2001-2002 business plan, which includes the continued development of the Guaduas Oil Field and new exploration activity. We believe the recent financing coupled with Guaduas Oil Field operating cash flows will be sufficient to fund our planned 2001-2002 capital program. We recently purchased put options to establish a $20.00 per barrel monthly average WTI floor price for 3,750 barrels per day during the first six months of 2002. These put options mitigate the risk of further crude oil price declines which would adversely impact the 2002 capital plan. This cash flow hedge is described in Note 9 to the financial statements. The table below lists the remaining costs associated with our 2001-2002 business plan and significant expenditures expected during the next twelve months;

                                                       ESTIMATED COST
                                                  -------------------------
                                                                    NET TO
DESCRIPTION OF PROJECT/EXPENDITURE                 GROSS              US                            STATUS
                                                  -------           -------                         ------
                                                       (IN THOUSANDS)
Development Drilling Program (1).........         $24,360           $13,800     First three wells complete, fourth well drilling
Subthrust exploration well...............         $14,500           $14,500     Drilling expected to start in  December 2001
Exploratory well - Rosablanca block......         $ 1,100           $ 1,100     Drilling expected to start in 1st quarter 2002
Exploratory well - Tres Pasos 16-E.......         $ 4,000           $ 2,200     Began drilling October 2001
Senior Note 11/15/01 Interest Payment....         $ 6,875           $ 6,875     Due November 15, 2001
Senior Note 5/15/02 Interest Payment.....         $ 6,875           $ 6,875     Due May 15, 2002
                                                  -------           -------
           Total.........................         $57,710           $45,350
                                                  =======           =======

     (1) The partner-approved development drilling program provides for the drilling of nine development wells and one injection well for field pressure maintenance. This two-year program is expected to increase Guaduas Oil Field production to 18,000 to 25,000 barrels of oil per day. The schedule under this program is to drill a total of four development wells and the injection well in 2001 at a gross cost of $22.0 million ($12.5 million net to us), and an additional five development wells in 2002 at a gross cost of approximately $22.0 million ($12.5 net to us). The first three development wells are currently producing oil and the fourth was commenced in early November 2001.

RESULTS OF OPERATIONS

THREE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

For the three months ended September 30, 2001 (the "Current Quarter"), we incurred a net loss of $1.4 million, or $0.04 per common share. This compares to a net loss of $0.2 million, or $0.01 per common share, in the three months ended September 30, 2000 (the "Prior Quarter").

Revenues from oil sales were $4.6 million for the Current Quarter as compared to $1.9 million in the Prior Quarter. The $2.7 million increase is the result of 139,000 barrels of additional production, partially offset by a $5.96 per barrel price decrease. The Current Quarter had total sales of 222,000 barrels at an average price of $18.95 per barrel. The Prior Quarter had total sales of 81,000 barrels at an average price of $24.91 per barrel for a partial period beginning on August 9, 2000.

Oil production (net to Seven Seas) of 297,000 barrels and 83,000 barrels for the Current Quarter and Prior Quarter, respectively, was transferred to inventory or sold to either Ecopetrol, Hocol or Refinerie del Nare.

Oil and gas operating expenses increased $1.2 million to $1.5 million in the Current Quarter as compared to $0.3 million for the Prior Quarter.

Depletion, depreciation and amortization increased $0.7 million to $1.3 million in the Current Quarter as compared to $0.6 million in the Prior Quarter.

The increases in revenues, production, oil and gas operating expenses and depletion, depreciation and amortization in the Current Quarter as compared to the Prior Quarter are mainly the result of increased production. The Prior Quarter only included production commencing on August 9, 2000, the start of the Guaduas Oil Field post-exploration production.

Interest income amounted to $0.2 million and $0.4 million for the Current Quarter and the Prior Quarter, respectively. The $0.2 million decrease from 2000 to 2001 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998 and lower interest rates.

General and administrative costs were $1.1 million and $1.7 million for the Current Quarter and Prior Quarter, respectively. The $0.6 million decrease from 2000 to 2001 resulted primarily from the Company's effort to reduce costs through staff reductions.

Loss on legal settlement was $1.0 million in the Current Quarter as the result of an August 2001 payment to former Seven Seas officers and directors. See Note 8 to the financial statements for additional information.

NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

For the nine-month period ended September 30, 2001 (the "Current Period"), we incurred a net loss of $3.5 million, or $0.09 per common share. This compares to a net loss of $4.6 million, or $0.12 per common share, in the nine-month period ended September 30, 2000 (the "Prior Period").

Revenues from oil sales were $9.2 million for the Current Period as compared to $2.0 million in the Prior Period. The $7.2 million increase is the result of 377,000 barrels of additional sales, partially offset by a $5.23 per barrel price decrease. The Current Period had total sales of 458,000 barrels at an average price of $19.68 per barrel. The Prior Period had total sales of 81,000 barrels at an average price of $24.91 per barrel.

Oil production (net to us) of 576,000 barrels and 83,000 barrels for the Current Period and Prior Period respectively, was transferred to inventory or sold to either Ecopetrol, Hocol or Refinerie del Nare.

Oil and gas operating expenses increased $2.4 million to $3.6 million in the Current Period as compared to $1.2 million for the Prior Period.

Depletion, depreciation and amortization increased $1.6 million to $2.7 in the Current Period as compared to $1.1 million in the Prior Period.

The increases in revenues, production, oil and gas operating expenses and depletion, depreciation and amortization in the Current Period as compared to the Prior Period are the direct result of increased production. The Prior Period only included production commencing on August 9, 2000, the start of the Guaduas Oil Field post-exploration production.

Interest income was $0.6 million and $1.4 million for the Current Period and Prior Period, respectively. The $0.8 decrease from 2000 to 2001 was the consequence of lower cash and investment balances resulting from the use of funds from the issuance of the senior notes in May 1998.

General and administrative costs were $4.2 million and $5.4 million for the Current Period and Prior Period, respectively. The Prior Period was $1.2 million greater primarily because of severance payments made in early 2000 as part of the Company's cost reduction program.

Loss on legal settlement was $1.0 million in the Current Period as the result of an August 2001 payment to former Seven Seas officers and directors. See Note 8 to the financial statements for additional information.

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

                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE

                          DISCLOSURES ABOUT MARKET RISK

Seven Seas is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Seven Seas' prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas, services and equipment; the limited exploration of the association contracts; the status of existing and future contractual relationships with Ecopetrol; regulations in Colombia; lack of significant income producing property; foreign currency fluctuation risks; Seven Seas' substantial indebtedness, the presence of competitors with greater financial resources and capacity; and difficulties and risks associated with operating in Colombia.

                                     PART II

                                OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

SETTLEMENT OF LAWSUIT

In August 2001, we settled a lawsuit in which four former Seven Seas officers and directors sued us and one of our officers and directors, Robert A. Hefner III, in October 2000. (DeCort, et al. v. Seven Seas Petroleum Inc., et al., Cause No. 2000-50498, District Court of Harris County, Texas, 133rd Judicial District). The plaintiffs sought damages in excess of $13 million. We filed a counterclaim against two plaintiffs. Pursuant to the Settlement Agreement, we paid $1 million to the plaintiffs and their attorneys, and Mr. Hefner agreed to assign, upon the closing of our rights offering, warrants to the plaintiffs to purchase 200,000 shares of Seven Seas' common stock.

Pursuant to an indemnification agreement with Mr. Hefner, and our bylaws, we granted Mr. Hefner options to purchase 200,000 shares of our common stock at an exercise price of $1.782955 per share (the same exercise price as the warrants and which was higher than the average of the high and low trading prices on the effective date). The options will vest upon Mr. Hefner performing under the Settlement Agreement and have a term of 10 years.


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

                        (A) Promissory Note dated July 23, 2001 from Seven Seas Petroleum Inc. to Chesapeake Energy Corporation in the amount of $22,500,000.00, incorporated by reference to Exhibit 4(A) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (B) Warrant No. 1 dated July 23, 2001 granted to Chesapeake Energy Corporation by Seven Seas Petroleum Inc., incorporated by reference to
                                  Exhibit 4(B) to quarterly report on Form 10-Q filed August 14, 2001

                        (C) Shareholder's Rights Agreement dated July 23, 2001 between Chesapeake Energy Corporation and Seven Seas Petroleum Inc., incorporated by reference to Exhibit 4(C) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (D) Registration Rights Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 4(D) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (E) Indenture dated July 23, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A., incorporated by reference to
                                  Exhibit 4(E) to quarterly report on Form 10-Q filed August 14, 2001

                        (F) Amended and Restated Warrant No. 1 dated July 23, 2001 granted to Chesapeake Energy Corporation by Seven Seas Petroleum Inc., incorporated by reference to Exhibit 4(E) to registration statement on Form S-2 filed August 17, 2001

                        (G) Master Warrant Agreement dated November 5, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A., as Warrant Agent

                        (H) Amended and Restated Indenture dated as of July 23, 2001 and amended and restated as of September 25, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A., incorporated by reference to
                                  Exhibit 4(H) to Amendment No. 1 to
                                  registration statement on Form S-2 filed
                                  October 16, 2001

                        (I) Form of Subscription Certificate and instructions relating thereto, incorporated by reference to Exhibit 4(J) to Amendment No. 1 to registration statement on Form S-2 filed October 16, 2001

                        (J) Form of Subscription Certificate for Contingent Subscription Right and instructions relating thereto, incorporated by reference to
                                  Exhibit 4(K) to Amendment No. 1 to
                                  registration statement on Form S-2 filed
                                  October 16, 2001

              (10)                Material Contracts

                        (A) Note Purchase Agreement dated July 9, 2001 among Seven Seas Petroleum Inc., all of the Subsidiaries of Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 10(A) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (B) First Amendment to Note Purchase and Loan Agreement dated July 9, 2001 among Seven Seas Petroleum Inc., all of the Subsidiaries of Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 10(B) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (C) Security Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 10(C) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (D) Deeds of Mortgage over Shares dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 10(D) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (E) Shareholder's Rights Agreement dated July 23, 2001 between Chesapeake Energy Corporation and Seven Seas Petroleum Inc., incorporated by reference to Exhibit 4(C) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (F) Registration Rights Agreement dated July 23, 2001 between Seven Seas Petroleum Inc. and Chesapeake Energy Corporation, incorporated by reference to Exhibit 4(D) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (G) Escrow Agreement dated July 23, 2001 among Seven Seas Petroleum Inc, Chesapeake Energy Corporation and Southwest Bank of Texas, N.A. concerning Existing Indenture Interest, incorporated by reference to Exhibit 10(G) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (H) Escrow Agreement dated July 23, 2001 among Seven Seas Petroleum Inc., Chesapeake Energy Corporation and Southwest Bank of Texas, N.A. concerning Sub-Thrust Test Well, incorporated by reference to Exhibit 10(H) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (I) Note Purchase Agreement for 12% Series B Senior Secured Notes dated July 23, 2001 between Seven Seas Petroleum Inc. and each of the following persons/entities: Allison Robbins Revocable Living Trust; B. John Barry; Jessica M. Barry; Michael B. Barry; Thomas J. Barry; Neligh C. Coates, Jr.; Egolf Family Limited Partnership; Fuller Family Investments, A Limited Partnership; Charles B. Israel; Justin B. Israel; Lombos Holdings Limited "C"; Ramiiilaj, A Limited Partnership; Dr. James R. Schlesinger; Serendipity Investments, Ltd.; David A. Stein; Linda B. Stein; Tracey F. Stein Revocable Living Trust; and Trans Federal Corporation Ltd., incorporated by reference to Exhibit 10(I) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (J) Extension to Note Purchase Agreement for 12% Series B Senior Secured Notes dated July 23, 2001 between Seven Seas Petroleum Inc. and each of the following persons/entities:
                                  Allison Robbins Revocable Living Trust; B.
                                  John Barry; Jessica M. Barry; Michael B.
                                  Barry; Thomas J. Barry; Neligh C. Coates, Jr.; Egolf Family Limited Partnership; Fuller Family Investments, A Limited Partnership; Charles B. Israel; Justin B. Israel; Lombos Holdings Limited "C"; Ramiiilaj, A Limited Partnership; Dr. James R. Schlesinger; Serendipity Investments, Ltd.; David A. Stein; Linda B. Stein; Tracey F. Stein Revocable Living Trust; and Trans Federal Corporation Ltd., incorporated by reference to Exhibit 10(J) to quarterly report on Form 10-Q filed August 14, 2001 (File No. 001-13771)

                        (K) Indenture dated July 23, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A., incorporated by reference to
                                  Exhibit 4(E) to quarterly report on Form 10-Q filed August 14, 2001

                        (L) Subscription Agent Agreement dated November 5, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A.

                        (M) Settlement Agreement dated August 29, 2001 between (1) Seven Seas Petroleum Inc. and Robert A. Hefner III, and (2) David F. DeCort, Malcolm Butler, Albert E. Whitehead and John Dorrier, incorporated by reference to Exhibit 10(HH) to Amendment No. 1 to registration statement on Form S-2 filed October 16, 2001

      SIGNATURES


                                          SEVEN SEAS PETROLEUM INC.


DATE: November 14, 2001      By: /s/ Larry A. Ray

                             ---------------------------------------------------
                             Larry A. Ray, President and Chief Operating Officer



                             By: /s/ Ronald A. Lefaive

                             ---------------------------------------------------
                             Ronald A. Lefaive, Chief Financial Officer and Vice President -Finance

                               INDEX TO EXHIBITS

             EXHIBIT
             NUMBER                                         DESCRIPTION

               (4)                 Instruments Defining the Rights of Security
                                  Holders, Including Indentures

                        (G) Master Warrant Agreement dated November 5, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A., as Warrant Agent

              (10)                Material Contracts

                        (L) Subscription Agent Agreement dated November 5, 2001 between Seven Seas Petroleum Inc. and U.S. Trust Company of Texas, N.A.