Form 10-K
period 2001-12-31
SEVEN SEAS PETROLEUM INC
filed 2002-04-01
CIK 947156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 27, 2002, there were 37,858,544 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share. The aggregate market value of the common shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates for this purpose as if they may be affiliates of the registrant) was approximately $64.3 million on March 27, 2002, based upon the closing sale price of the common shares on such date of $1.95 per share on the American Stock Exchange as reported by The Wall Street Journal.

================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                    PAGE
                                                                                    ----
              PART I

Item 1.       Business                                                                 2
Item 2.       Properties                                                               8
Item 3.       Legal Proceedings                                                       14
Item 4.       Submission of Matters to a Vote of Security Holders                     16

              PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                                     16
Item 6.       Selected Financial Data                                                 17
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                                18
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk              25
Item 8.       Financial Statements and Supplementary Data                             26
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                48

              PART III

Item 10.      Directors and Officers of the Registrant                                48

              PART IV

Item 11.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                                49

                                     PART I

ITEM 1. BUSINESS

                              OVERVIEW AND HISTORY

     Seven Seas Petroleum Inc. (the "Company" or "Seven Seas") is an independent oil and gas company engaged in the exploration and development of oil and gas properties located in Colombia, South America. Our principal asset is our 57.7% working interest in the Dindal and Rio Seco association contracts that cover the Guaduas Oil Field. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%), an Oklahoma independent oil and gas company, and Sociedad International Petrolera S.A., ("Sipetrol"), the international exploration and production subsidiary of the Chilean national oil company (32.9%). Together, the interest owners are known as the "Associates." As of December 31, 2001, Ryder Scott Company Petroleum Consultants estimated that our net proved oil reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.6 million barrels with a net present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million. Current management discovered the Guaduas Oil Field in 1996. We increased our interest in the Dindal and Rio Seco association contracts from an initial 15% interest to our current 57.7% interest through a series of acquisitions in 1996 and 1997. Seven Seas' 57.7 % working interest in the Dindal and Rio Seco association contracts is distributed among the following three wholly-owned Colombian subsidiaries: 1) Seven Seas Petroleum Colombia Inc ("SSPC"), a Cayman Islands corporation with a 40.8% working interest, 2) Petrolinson S.A. ("Petrolinson"), a Panamanian corporations with a 6% working interest, and 3) GHK Company Colombia ("GHK Colombia"), an Oklahoma corporation with a 10.9% working interest. GHK Colombia is the operator for Guaduas Oil Field

     In July 2001, we completed a pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The Guaduas Oil Field is currently producing approximately 10,000 barrels of oil per day ("BOPD") (approximately 4,600 BOPD net to Seven Seas), and we expect this production to increase to between 18,000 and 25,000 BOPD after we drill four additional development wells during the remainder of 2002 and initiate the gas injection program in April 2002. As of December 31, 2001, Ryder Scott Company Petroleum Consultants estimated that our net proved oil reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were
47.6 million barrels with a net present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million.

     We also have working interests in three other association contracts in Colombia - Deep Dindal, Cristales, and Rosablanca. We acquired a 100% working interest (subject to an obligation to assign certain interests to our Guaduas Oil Field partners in the future) in the Deep Dindal association contract in February 2001. The Deep Dindal association contract originated from the Dindal association contract and covers the Subthrust Dindal Prospect that is located below the Guaduas Oil Field. On December 6, 2001, we commenced drilling the Escuela 2 exploratory well to test the Subthrust Dindal Prospect. In the second quarter of 2002, Seven Seas expects to have the drilling results from the Escuela 2 well. The Subthrust Dindal Prospect is located in the middle of the prolific Bolivar Oil and Gas Province of northwest South America, a region containing 100 billion barrels of discovered reserves (not including the estimated 1 trillion barrels of Orinoco heavy oil resources in place). The prospect lies below and slightly east of the Guaduas Oil Field at a depth between 15,000 and 20,000 feet from the surface. We acquired a 100% interest in the Cristales association contract in February 2001. This contract covers approximately 200,000 gross contiguous acres located immediately east of the Guaduas Oil Field and the Subthrust Dindal Prospect. Additionally, we have a 100% interest in the Rosablanca association contract that covers approximately 242,000 gross acres in Colombia's northern Middle Magdalena Valley. We plan to drill an exploration well on the Rosablanca contract area by July 2002.

     Seven Seas Petroleum Inc. was incorporated under British Columbia, Canada law on February 3, 1995. On June 29, 1995, we amalgamated with Rusty Lake Resources Inc. Rusty Lake was formed January 31, 1993, under Ontario, Canada law when Lithium Corporation of Canada, Limited, joined Stockgold Resources Inc. We continued as a Yukon Territory, Canada corporation in August 1996. In March 2001, we continued as a Cayman Islands exempted company limited by shares.

     For a more complete discussion of our association contracts, see "Properties -- Colombian Properties -- Dindal and Rio Seco association contracts," "-- Deep Dindal association contract," "-- Cristales association contract" and "--Rosablanca association contract."

                              OUR CURRENT STRATEGY

     Our strategy for 2002 includes the continued development of the Guaduas Oil Field and additional exploration on our Colombian properties.

     In late 2000, with proceeds from an interim $10 million loan and existing working capital, we commenced the development operations for the Guaduas Oil Field. In early July 2001, we completed the Guaduas - La Dorada pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The 10-inch, 40-mile pipeline has a current capacity of 25,000 BOPD, and can be increased to a capacity of 40,000 BOPD with additional investment in tanks and shipping pumps. The gross costs of constructing the pipeline and production facilities were approximately $24.0 million, our share of which was approximately $13.8 million. We also commenced a development drilling program in May 2001. In July 2001 we secured the funds required to implement the remainder of our 2001-2002 business plan. Our 2002 business plan is summarized below.

DEVELOPMENT

    Development Wells - We are currently implementing a two-year development drilling program that provides for the drilling of nine development wells and a gas injection program well for gas disposal and field pressure maintenance. In 2001, we successfully completed four development wells. An additional development well recently began producing in March 2002. An existing non-productive well has been converted to a gas injector well as part of our gas injection program that is expected to be fully operational in April 2002. We believe these new development wells coupled with gas injection will increase pipeline production from March 2002 rates of 10,000 BOPD to approximately 18,000 to 25,000 BOPD by the end of 2002; however, actual production will depend on the results of the development wells. The start-up of the gas injection is expected to increase production by 2,000 to 3,000 barrels per day. The five additional development wells planned for 2002 will cost $18.2 million and the gas injection system will cost $0.6 million. Our share of these costs will be $10.8 million.

     Depending on the success of the initial nine well development program and the price of crude oil, we have tentatively planned to drill two additional development wells in 2002 at a cost of $6.7 million, $3.9 million net to Seven Seas.

EXPLORATION

     Subthrust Dindal Prospect - On December 6, 2001, we commenced drilling the Escuela 2 well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. As of March 27, 2002, 14,158 feet of a planned depth of 18,000 feet has been drilled at an estimated cost of $9.5 million. The costs to drill and complete this well are estimated at $15 million. Pursuant to the terms of the $45.0 million financing that we completed in July 2001, we escrowed $15 million of the proceeds from financing. The escrowed funds will be used for the sole purpose of preparing, drilling, testing and completing this exploration well. Because we presently have a 100% working interest in the Deep Dindal association contract, we will be responsible for the entire cost of drilling the well.

     The Subthrust Dindal Prospect is covered by the Deep Dindal association contract that originated from the Dindal association contract. This new contract provides more favorable fiscal terms than the original Dindal association contract. Under the Deep Dindal association contract, our working interest after Ecopetrol, the Colombian national oil company, elects to participate in the development of oil and gas discovery starts at 70%, as compared to 50% under the Dindal association contract. Additionally, as oil production increases, our working interest will gradually decrease to a minimum of 35%, as compared to 30% under the Dindal association contract. In January 2001, we signed a global agreement with our Guaduas Oil Field partners that included a farm-out of certain of their interests in the Deep Dindal association contract. As a result of an exploration agreement with our Guaduas Oil Field partners, we now have a 100% interest in the Deep Dindal association contract, subject to an obligation to assign approximately 14% to 26% to our partners after the first well has been drilled and tested.

     Aguachica prospect exploration well - We plan to drill an exploration well on the Rosablanca association contract located in Colombia's Middle Magdalena Valley, approximately 220 miles north of the Guaduas Oil Field. This well, to be called the Santa Fe - 1 well, is scheduled to commence before July 31, 2002 to satisfy certain obligations under the Rosablanca association contract. The Santa Fe - 1 well will be drilled to an estimated total depth of 3,400 feet at an estimated gross cost of $1.0 million, of which we are responsible for 100%.

                            FINANCING OUR DEVELOPMENT

    Presently, our development and exploration program must be funded entirely from operating cash flows and the $45 million financing completed in 2001. Working capital as of December 31, 2001 was $27.9 million.

    Although the terms of our $110 million Senior Notes allow us to borrow up to $118.3 million as of December 31, 2001, the Chesapeake Note (see MD&A 2001 In Review) prevents us from securing any debt in excess of $1 million. The $110 million Senior Notes allow us to incur indebtedness that could be secured and senior to the Senior Notes, not to exceed the greater of (i) $25 million, or
(ii) the sum of 100% of our cash and cash equivalents, plus 100% of our receivable from Ecopetrol, plus 30% of our discounted future net revenues from proved oil and gas reserves prepared in accordance with the rules of the United States Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

    In addition to the other information set forth elsewhere herein, the following factors relating to Seven Seas should be carefully considered when evaluating the company. This document includes "forward-looking statements" within the meaning of the federal securities laws. All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements in "Business" and " Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding Seven Seas' financial position, estimated quantities of reserves, business strategy and plans and objectives for future operations. Forward-looking statements herein generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "potential" or "expect" or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause Seven Seas' results to differ materially from the results discussed in such forward-looking statements are discussed in "Risk Factors" and elsewhere herein. All forward-looking statements included herein and therein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

WE HAVE HISTORICAL OPERATING LOSSES.

    Since the date of our inception through December 31, 2001, we have incurred cumulative losses of $119.8 million. Cumulative Guaduas Oil Field production as of December 31, 2001 was 3.2 million barrels. 44% of this production has taken place since completion of the Guaduas - La Dorada pipeline. In March 2002, the Guaduas Oil Field exceeded 4 million barrels cumulative production. The limited period of sustained pipeline production creates difficulties in determining estimates of proved reserves and the level of future production attributable to such reserves. We cannot assure you of the volume of recoverable reserves. Our business will continue to require substantial expenditures. We cannot be certain that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND MAY NOT HAVE ENOUGH REVENUES TO PAY OUR DEBTS.

    As of December 31, 2001, we had $110 million of 12 1/2% Senior Notes due in May 2005 and $45 million of secured Senior Notes due in November 2004. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of further developing our properties. The debt covenants limit our future indebtedness and inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

OIL PRICES WILL IMPACT OUR COMPANY.

    The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil prices may fluctuate in response to relatively minor changes in supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control. Decreases in oil prices will adversely affect our future revenues, results of operations and cash flows. Additionally, decreases in oil prices may impede our ability to raise additional capital.

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

    We have experienced incidents of guerrilla activity at our well locations. In only one case were our operations impacted. We elected to suspend a long-term test project at one our more isolated well locations, the El Segundo 6-E, as a precautionary measure. The production test restarted after a 2 to 3 week delay. We do not know how guerrilla activity will affect us in the future, or what steps, if any, the Colombian government may take in response to guerrilla activities.

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

THE U. S. HAS IMPOSED IN THE PAST, AND MAY IMPOSE IN THE FUTURE, ECONOMIC AND TRADE SANCTIONS AGAINST COLOMBIA.

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

    Although Colombia received certification in March 2000 and February 2001, no certification process has taken place this year.

OUR OPERATIONS ARE CONCENTRATED IN COLOMBIA.

    Our oil and gas properties are concentrated in Colombia. All of our proved reserves are located in the capital state of Cundinamarca. As of December 31, 2001, all of our proved reserves were attributable to the Guaduas Oil Field. Due to our concentration in and reliance on such operations for our future cash flow, if our operations in Colombia were adversely affected, we would experience a material adverse effect.

                                    MARKETING

    During 2001, we sold all of the oil we produced from the Guaduas Oil Field to Hocol, Refinerie del Nare and Ecopetrol.

                                   REGULATION

GENERAL

    Political developments and laws and regulations in the areas where we operate affect our operations. In particular, oil and gas production operations and economics are affected by:

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

    Extensive environmental laws and regulations in Colombia affect all of our operations. These laws and regulations set standards regulating health and environmental quality. They also establish penalties and other liabilities for any violations. Some of the laws and regulations require the violating party to remediate current and former facilities and off-site locations. Additionally, special provisions may be appropriate or required in environmentally sensitive areas of operation, such as where our Colombian interests are located and where other independent producers of oil and gas have faced significant liability resulting from environmental claims. Specifically, our Colombian operations are governed by a number of ministries and agencies. Our operations are governed by Ecopetrol, the Ministry of Mines and Energy and the Ministry of the Environment, among others.

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

    We are currently waiting for environmental permits to drill an exploration well on the Rosablanca association contract.

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

COLOMBIAN FOREST RESERVE

    Two mutually overlying forest reserves existed in an area corresponding to the Dindal association contract and the Deep Dindal association contract. The first forest reserve corresponds to a national reserve declared in 1981 and enlarged in 1985, which sets limits to economic activities within the reserve area. The national forest reserve does not prohibit oil and gas activities within the reserve area. However, Seven Seas must apply for an environmental license with the Colombian Ministry of Environment to conduct operations within the forest reserve area.

    The second forest reserve corresponds to a reserve declared by the municipality of Guaduas in 1998, forbidding oil-related activity in the mentioned reserve's area. The municipality of Guaduas subsequently revoked this reserve through the Land Use Plan that adopted the national forest reserve as the only existing reserve.

ENVIRONMENTAL PENALTIES

    In March 2000, we paid a fine of approximately $223,000 to the Ministry of Environment in connection with a resolution issued against GHK Colombia by the Ministry of Environment in which it declared GHK Colombia to be in violation of a 1997 decree in connection with the construction of the El Segundo 7-E well location. We have filed an appeal for a reversal of the resolution. We believe that we have corrected the environmental violations claimed by the Ministry of Environment; however, the appeal process can take up to two years. The El Segundo 7-E location has been restored and we currently have no drilling activities planned at this location.

                                   COMPETITION

    We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties. Our competitors in Colombia include major multi-national, integrated oil and gas companies and both local and multi-national, independent oil and gas companies. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than we have and which, in many instances, have been engaged in the oil and gas business for a longer time. Such companies may be able to offer more attractive terms in obtaining contracts for exploratory prospects and secondary operations and to pay more for productive properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment, as well as our ability to obtain adequate capital.

                                    EMPLOYEES

    As of December 31, 2001, we had 72 full-time employees, including geologists, geophysicists, engineers and other employees. Seven Seas is not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

                                GENERAL OVERVIEW

     Our Colombian operations are focused on the Guaduas Oil Field, located in the capital state of Cundinamarca in central Colombia, approximately 60 miles northwest of Bogota. The Guaduas Oil Field is located in an approximately 108,000 acre area defined by the Dindal and Rio Seco association contracts. The town of Guaduas lies within the Dindal and Rio Seco association contract blocks and provides infrastructure for the local economy, which is primarily agrarian in nature. The area is accessible by the main road between Bogota and Medellin and the Colombian Caribbean coast. We are the operator and own a 57.7% working interest in the Guaduas Oil Field before participation by Ecopetrol. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%) and Sipetrol (32.9%). As of December 31, 2001, the Ryder Scott Company Petroleum Consultants estimated our net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.6 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million.

     We also have a 100% interest in the Deep Dindal, Cristales and Rosablanca association contracts. In May 2001, we reassigned a 19.19% interest in the Tapir association contract to the operator, relieving us of a potential $2.1 million obligation. We attributed no oil and gas reserves to this contract area. Additional information about each of these contract areas is provided later in this section.

                              COLOMBIAN PROPERTIES

DINDAL AND RIO SECO ASSOCIATION CONTRACTS - GUADUAS OIL FIELD

     The Dindal and Rio Seco association contracts cover adjoining areas of approximately 108,000 acres that contain the Guaduas Oil Field. The Dindal association contract has an effective date of March 23, 1993, and the Rio Seco association contract has an effective date of August 22, 1995. Both association contracts provided for a six-year exploration period followed by a maximum 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required at the end of the sixth year of each contract. The Dindal exploration period has ended and we have 20 years left on the contract to produce the Guaduas Oil Field. Although the exploration period ended, Ecopetrol recently postponed the required relinquishment of Dindal association contract areas outside the Guaduas Oil Field and the five-kilometer buffer zone for as long as the Deep Dindal association contract is in the exploration period. The Deep Dindal association contract was issued in February 2001. See "Deep Dindal association contract."

     In May 2000, Ecopetrol elected not to participate in the development and production of the Guaduas Oil Field. The Associates elected to proceed on a sole-risk basis pursuant to the terms of the Dindal and Rio Seco association contracts. Ecopetrol retains the right to participate at a later date subject to the Associates recovering 200% of the costs incurred since Ecopetrol's May 2000 decision not to participate plus certain exploration costs.

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

     Under both the Dindal and the Rio Seco association contracts, if Ecopetrol does elect to participate, it would pay 50% of the go forward development and operating expenses.

     Our wholly owned subsidiary, GHK Colombia, serves as the operator of the Guaduas Oil Field, pursuant to the terms of operating agreements between us, our subsidiaries and the other Associates. GHK Colombia has exclusive responsibility for operations within the budgets and work programs approved by the executive committee and may demand payment in advance from each party of its respective shares of estimated subsequent monthly expenditures.

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

DRILLING ACTIVITY ON THE RIO SECO AND DINDAL ASSOCIATION CONTRACTS

    As of March 2002, nineteen wells have been drilled on the Dindal and Rio Seco association contract areas. Twelve of those wells are classified "producing". Seven of the wells did not produce commercial amounts of oil and gas during testing. One of the non-commercial wells has been converted into a gas injector well.

TABLE OF GUADUAS OIL FIELD WELLS

    The table below lists the nineteen wells drilled to date and the well currently being drilled.

                                                                             CUMULATIVE
                                                                                OIL
                                                               MEASURED      PRODUCTION
                               YEAR         ASSOCIATION         DEPTH      AS OF 12/31/01
       WELL NAME             DRILLED         CONTRACT          (FEET)         (BARRELS)                 STATUS
       ---------            ----------     ------------        --------     -------------      -----------------------------------
   Escuela 1..........         1994           Dindal             7,802               --        Plugged and abandoned
   El Segundo 1-E.....      1995/1996         Dindal             5,718           48,435        Producing pressure observation well
   El Segundo 1-N.....         1996           Dindal             6,820          274,848        Producing
   El Segundo 1-S.....         1997           Dindal             6,920        1,032,968        Producing
   Tres Pasos 1-E.....         1997           Rio Seco           6,150          788,703        Producing
   El Segundo 2-E.....         1997           Dindal             6,292          168,487        Producing
   Tres Pasos 2-E.....         1997           Rio Seco           5,880               --        Temporarily abandoned
   El Segundo 3-E.....         1997           Dindal             8,021               --        Temporarily abandoned
   El Segundo 6-E.....      1998/2000         Dindal             9,250           20,927        Producing - long-term test
   Tres Pasos 4E......         1998           Rio Seco           6,300               --        Temporarily abandoned
   Tres Pasos 3E......         1998           Rio Seco          10,187               --        Temporarily abandoned
   Tres Pasos 1-WH....         1998           Rio Seco           7,180          201,961        Producing
   El Segundo 4-E.....         1999           Dindal             6,200               --        Conversion to gas injector
   El Segundo 5-S.....         2001           Dindal             8,230          476,945        Producing
   Tres Pasos 5-W.....         2001           Rio Seco           8,262           61,173        Producing
   El Segundo 5-E.....         2001           Dindal             5,850          161,063        Producing
   Tres Pasos 6-N.....         2001           Rio Seco           8,500            1,893        Producing
   Tres Pasos 16-E....         2001           Rio Seco           6,831               --        Temporarily abandoned
   Tres Pasos 6-E.....         2002           Rio Seco           7,677               --        Producing


GEOLOGY AND RESERVOIR CHARACTERISTICS OF THE GUADUAS OIL FIELD

     The Guaduas Oil Field geological structure is a large anticlinal structure. An anticlinal structure is a sub-surface, geological structure that rises to a rounded peak. The primary oil reservoir is the Upper Cretacous Cimarrona formation, which is located on the west flank of the Villeta anticline with an average dip of 14 degrees and at a depth of between approximately 5,000 and 8,000 vertical feet. The reservoir comprises both limestone and sandstone and is under-pressured. The oil is characterized by low sulfur content of approximately 0.5%, low paraffin content, a medium gravity of between 18 degrees to 20 degrees API, and a pour point of minus 34 degrees Fahrenheit.

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

PRODUCTION FACILITIES, GATHERING AND PIPELINE SYSTEMS FOR THE GUADUAS OIL FIELD

     In July 2001, the Guaduas--La Dorada Pipeline was completed on schedule and within budget. The 40-mile Guaduas--La Dorada pipeline connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. Initial gross production rates of 2,800 BOPD have increased to over 10,000 BOPD. The Guaduas - La Dorada Pipeline transports Guaduas Oil Field production to La Dorada, a small town north of the field, where it intersects with the Oleoducto Alto Magdalena (OAM) pipeline, a regional pipeline that transports oil production from the Upper and Middle Magdalena river valley to the oil refining and terminal city of Vasconia. In Vasconia, the OAM pipeline connects with the Oleoducto de Colombia (ODC) and the Oleoducto Central S.A. (OCENSA) pipelines, both of which transport oil to the export terminal facilities at the Caribbean port of Covenas. In early 2001, we signed an agreement to transport our share of the Guaduas Oil Field crude oil production through the OAM and ODC pipelines.

     The 10-inch, 40-mile Guaduas - La Dorada Pipeline is currently capable of transporting approximately 25,000 BOPD. However, with additional investments in tanks and shipping pumps, capacity can be increased to approximately 40,000 BOPD.

     We have constructed a production facility next to the surface location of the Tres Pasos 1-E well that includes a heater treater, production separators, generators, a gas scrubber, booster and shipping pumps for pipeline production and other production related equipment. We have storage capacity of 20,000 barrels of oil at this facility and another 5,000 at the La Dorada station. We are in the process of expanding the storage capacity by an additional 10,000 barrels at the production facility. A truck loading facility that was completed in early 2000 and used before the pipeline was completed will serve as a back up to the pipeline system.

DEEP DINDAL ASSOCIATION CONTRACT

     In February 2001, we acquired the Deep Dindal association contract, which is also known as an "on top" contract because it originated from the Dindal association contract. This association contract has the same surface area as the Dindal association contract (approximately 65,000 acres), but it only applies to the areas below the base of the Guaduas Oil Field. This area contains the Subthrust Dindal Prospect, where we commenced drilling the Escuela 2 exploratory test well in December 2001. We have a 100% interest in this association contract subject to an obligation to assign some of this interest to Sipetrol and Cimarrona LLC, our partners in the Guaduas Oil Field, pursuant to an exploration agreement we signed with them in January 2001. Following the drilling of a exploration well to test the Subthrust Dindal Prospect, we will have to assign either a 25.85% collective interest to Sipetrol and Cimarrona LLC, or a 9.4% interest percent to Cimarrona LLC and provide Sipetrol with a 4.86% overriding royalty interest that is reducible by Colombian government participation in the project. Additional information on the exploration agreement, which is a part of a larger agreement with our partners, is available in a Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2001.

     The terms of the Deep Dindal association contract are similar to the Rio Seco association contract terms insofar as the Associates are responsible for 100% of the exploration costs, Ecopetrol will have a right to participate in the development and production of an oil or gas discovery, and Ecopetrol's interest will increase as the ratio of accumulated income attributable to the Associates (less any expenses reimbursed by Ecopetrol) increases from a one-to-one ratio to a two-to-one ratio. However, Ecopetrol's initial interest will be 30%, as compared to 50% under the Rio Seco and Dindal association contracts, and will increase only to 65%, as compared to 75% under the Rio Seco association contract and 70% under the Dindal association contract. Another benefit of the Deep Dindal association contract is that it is a full 28-year contract, including a 25-year production period, as compared to a 22-year production period under the Dindal and Rio Seco association contracts.

     The Deep Dindal association contract requires that we drill an exploration well during each of its two eighteen month exploration stages, the first of which commenced on April 24, 2001, the effective date of the association contract, and the second of which commences at the end of the first. On December 6, 2001, the Escuela 2 exploration well commenced drilling to satisfy the first eighteen-month exploration commitment.

     In 2000, the Colombian government enacted a new royalty regime for oil and gas fields discovered after the date of enactment. Under the new regime, the royalty on oil and gas production of new discoveries will be a variable royalty that begins at 5% and rises to 20% as cumulative hydrocarbon production increases. Under the old royalty regime, oil and gas production was subject to a fixed 20% royalty. However, in July 2001, the Colombian Constitutional Court declared the new royalty regime unconstitutional, but agreed to permit the regime to remain in effect for discoveries made between the date of enactment and June 20, 2002. The Colombian government is expected to submit a new royalty regime law to the Colombian Congress before the current regime expires on June 20, 2002. The Constitutional Court ruling means that if an oil and gas field is discovered in the Deep Dindal association contract area before June 20, 2002, the discovery will be subject to the variable royalty regime that was ruled unconstitutional. If a discovery is made after June 20, 2002, then it will be subject to the new regime or the old fixed 20% royalty regime.

CRISTALES ASSOCIATION CONTRACT

     In February 2001, we acquired the Cristales association contract, covering an area of approximately 200,000 gross contiguous acres located immediately to the east of the Dindal and Deep Dindal association contract areas. We have a 100% interest in this association contract. The fiscal terms of the Cristales association contract are identical to the Deep Dindal terms, with one exception: the Cristales association contract has a 6-year exploration period and a 22-year production period, as compared to a 3-year exploration period and a 25-year exploration period under the Deep Dindal association contract. Our first year obligation under this contract is to conduct remote sensing work and other geological and geochemical studies at an expected cost of $350,000. Ecopetrol has been requested to extend the completion of the first year work program from April 2002 to November 2002. The second year of the work program will require a minimum expenditure commitment of $2,500,000. Our decision to continue exploration work under the Cristales association contract will be influenced by the results of the Escuela 2 well. The royalty regime that will apply to oil and gas discoveries under this contract will be determined by the same regime as a discovery made under the Deep Dindal association contract.

ROSABLANCA ASSOCIATION CONTRACT

     We have a 100% interest in the Rosablanca association contract that covers approximately 242,000 acres in Colombia's northern Middle Magdalena Valley. As part of an agreement with Ecopetrol that satisfied various second and third year obligations under this contract, we agreed to relinquish a contract covering an adjacent area and to drill an exploration well on the Rosablanca association contract area by February 2001. However, as a result of not receiving the required environmental permit from the Colombian Ministry of Environment, Ecopetrol granted us an extension to July 31, 2002. This well, to be called the Santa Fe - 1, will be drilled to an estimated total depth of 3,400 feet at an estimated gross cost of $1.0 million ($1.0 million net to Seven Seas).

     The terms of the Rosablanca association contract are similar to the Rio Seco association contract, but with two major beneficial changes. First, after a declaration of commerciality, Ecopetrol's interest in production and costs would be on an individual-field basis rather than being applicable to the entire contract. Second, the Rosablanca association contract provides for an additional term of four years in the event a gas field is discovered. The royalty regime that will apply to oil and gas discoveries under this contract will be determined by the same regime as a discovery made under the Deep Dindal association contract.

TAPIR ASSOCIATION CONTRACT

    In May 2001, the Company reassigned its interest in the Tapir association contract to the operator, relieving the Company of a potential $2.1 million obligation. The Company attributed no oil and gas reserves to this contract area. Our 19.19% interest in the Tapir association contract 2001 work program was estimated to be $2.1 million. Although there had been two successful wells and one dry hole, the Company did not believe there was sufficient economic justification for its continued participation in this prospect.

                              OIL AND GAS RESERVES

    The following table sets forth our estimated net proved oil and gas reserves, the estimated future net revenues before income taxes, the present value of estimated future net revenues before income taxes related to proved reserves and the standardized measure of discounted future net cash flows related to proved reserves, in each case as of December 31, 2001 and 2000. All information relating to estimated net proved oil and gas reserves and the estimated future net revenues and cash flows attributable thereto are based upon a report from Ryder Scott Company Petroleum Consultants. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the United States Securities and Exchange Commission.

                                                              AS OF           AS OF
                                                           DECEMBER 31,     DECEMBER 31,
                                                               2001            2000
                                                           ------------     ----------

Total net proved reserves:
  Oil (MBbls)........................................          47,588           47,992
Net proved developed reserves:
  Oil (MBbls)........................................          27,466           15,853
Estimated future net revenues before income taxes
  (in thousands).....................................        $512,688         $670,068
Present value of estimated future net revenues before
  income taxes (in thousands)(1).....................        $272,286         $394,054
Standardized measure of discounted future net cash
  flows (in thousands)(1)(2).........................        $218,442         $289,345


----------

(1) The present value of estimated future net revenues was prepared using constant prices as of December 31, 2001 and 2000, discounted at 10% per annum on a pre-tax basis. The net price for 2001 was calculated using the December 31, 2001 price of $19.84 per barrel, less $5.93 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $13.91 per barrel. The net price for 2000 was calculated using the December 31, 2000 price of $26.80 per barrel, less $8.64 per barrel for gravity adjustment and transportation and marketing costs, yielding a net price of $18.16 per barrel.

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

    Approximately 42% and 67% of our total estimated proved reserves were undeveloped as of December 31, 2001 and 2000, respectively. Recovery of these reserves will require significant spending and successful drilling and completion operations. Although estimates of our reserves and related costs have been prepared in accordance with industry standards, we cannot be certain that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

PRODUCTIVE WELLS

    The following table sets forth the gross, or total, number of productive oil wells in which we have an interest as of December 31, 2001 and also sets forth the net number as of the same date. The net number of productive wells is determined by multiplying the number of gross wells by our working interests in those wells.

                                                                     OIL WELLS(1)(2)
                                                                   ------------------
                                                                    GROSS      NET(3)
                                                                   -------    -------
  Total.......................................................        11        6.4

----------

(1) One or more completions in the same well bore are counted as one well.

(2) The relinquishment of the Tapir association contract in May 2001 resulted in a 2 gross well and 0.4 net well reduction.

(3) Net interests are based on our respective working interests in the association contracts that cover the areas in which these wells were drilled, and are before Ecopetrol's participation.

ACREAGE

    The following table sets forth estimates of our gross and net developed and undeveloped acreage for which oil and gas leases or association contracts were held as of December 31, 2001. The gross acres number reflects the total number of acres in which we have an interest, without regard to the size of that interest. Net acres are determined in the same way that net wells are determined, by multiplying the gross acres by our interest in those acres. Undeveloped acreage means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether the acreage contains proved reserves.

                                                 DEVELOPED                     UNDEVELOPED
                                     ------------------------------   -------------------------------
                                       GROSS ACRES    NET ACRES(1)     GROSS ACRES     NET ACRES (1)
                                     --------------  --------------   -------------   ---------------
  Total...........................        12,821          7,398           602,679          501,793

-------------------
(1) Net acres are based on our respective working interests in the association contracts that cover these areas, and are before Ecopetrol's participation.

     We are currently in final negotiations with Ecopetrol to determine the final Rio Seco acreage for the post-exploration period. Our current estimate is that the 43,000 acres covered by the Rio Seco association contract will be reduced by 10 to 15%.

DRILLING ACTIVITY

    The following table sets forth the number of wells drilled by us from inception through December 31, 2001:

                                                       EXPLORATORY                                DEVELOPMENT
                                       ------------------------------------------ ------------------------------------------
                                            PRODUCTIVE                DRY              PRODUCTIVE                DRY
                                       --------------------  -------------------- --------------------  --------------------
                                         GROSS      NET(1)     GROSS      NET(1)    GROSS     NET(1)      GROSS     NET(1)
                                       ---------  ---------  ---------  --------- ---------  ---------  ---------  ---------
       Year ended December 31, 2001:
         Colombia...................       0            0        1          0.6       4          2.3        0          0.0
       Year ended December 31, 2000:
         Colombia...................       2          0.8        0          0.0       0          0.0        0          0.0
       Year ended December 31, 1999:
         Colombia...................       0          0.0        2          0.7       0          0.0        0          0.0
       Year ended December 31, 1998:
         Colombia...................       2          0.8        5          2.9       0          0.0        0          0.0
       Year ended December 31, 1997:
         Colombia...................       3          1.7        0          0.0       0          0.0        0          0.0
       Year ended December 31, 1996:
         Colombia...................       2          1.2        0          0.0       0          0.0        0          0.0
         Argentina..................       0          0.0        1          0.3       0          0.0        0          0.0
                                       -----      -------    -----      -------   -----      -------    -----      -------
                                           2          1.2        1          0.3       0          0.0        0          0.0
       Year ended December 31, 1995:
         Australia..................       0          0.0        1          0.1       0          0.0        0          0.0

--------------
(1) Our net interests in wells located in Colombia are before Ecopetrol's participation.

OTHER INFORMATION

     We have included additional information regarding our oil and gas operations in the notes to our 2001 consolidated financial statements. This information addresses:

     o our capitalized costs related to our oil and gas activities incurred in 2001, 2000 and 1999;

     o our development, property acquisition and exploration costs incurred in 2001, 2000 and 1999;

     o    our proved reserves in 2001, 2000 and 1999;

     o the standardized measure of discounted future net cash flows attributable to our proved oil reserves for 2001, 2000 and 1999; and

     o the principal sources of changes in our standardized measure of discounted future net cash flows in 2001, 2000 and 1999.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to ordinary routine litigation incidental to our business. In addition, the following matters have recently terminated or are pending:

POPULAR ACTION SUITS

     In February 2002, the Company was served notice of a popular action suit before the Guaduas Equity Court. The Peoples

Committee for the Environmental Protection of Guaduas, a local non-governmental organization, filed this claim. The plaintiffs are requesting that the courts take the following actions: a) Suspend oil activity on the upper part of the San Francisco Basin because that area is a forest reserve, and b) Suspend the underground waters concession GHK Colombia has over the El Hoyon aquifer.

     The Company will answer the claim on April 10, 2002, saying that the Company has obtained a proper environmental license from the competent environmental authority to conduct oil exploration activities, drilling of Escuela 2 well, in the San Francisco River Basin and for using of the aquifer water. The Company also contends that the drilling activities do not affect the basin, an argument that is supported by independent third party studies, and that was the basis used to obtain the environmental permit to drill Escuela 2 in that area.

     The risks posed by the action include the possibility that the judge, as a preventive measure, suspends drilling of the Escuela 2 well or suspends the underground water permit or concession while the merits of the case are determined. The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the court.

HEIRS OF NICOLAS BELTRAN FRANCO

    Two of the Company's subsidiaries, Petrolinson, S.A. and GHK Colombia, along with the former owner of Petrolinson, S.A., Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs, who are the heirs of Nicolas Beltran Franco, have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the court.

COLOMBIA LANDOWNER CLAIM - SETTLED

The landowner of the El Segundo 1 surface location, one of the Guaduas Oil Field well locations, filed a lawsuit to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and vigorously defended this claim. In February 2002, the court decided in favor of the Company.

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

FORMER OFFICERS AND DIRECTORS LAWSUIT - SETTLED

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

     Pursuant to an indemnification agreement with Mr. Hefner, and our bylaws, the Company granted Mr. Hefner options to purchase 200,000 shares of our common stock at an exercise price of approximately $1.78 per share (the same exercise price as the warrants described in Note 10 to the financial statements, and which were higher than the average of the high and low trading prices on the effective date). The options vested upon Mr. Hefner performing under the Settlement Agreement and have a term of 10 years.

OTHER

Other than the cases mentioned above, we are not a party to any material proceedings and our property is not the subject of a material proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common shares have been listed on the American Stock Exchange under the symbol "SEV" since January 9, 1998. From February 10, 1997 until March 9, 2001, our shares were also listed on The Toronto Stock Exchange in Toronto, Ontario, Canada under the symbol "SVS.U." Effective at the close of business on March 9, 2001, we delisted our shares from The Toronto Stock Exchange in connection with our continuance from the Yukon Territory to the Cayman Islands.

    The following tables summarize the high and low sales prices for each full quarterly period within the two most recent fiscal years. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted.

                           The Toronto Stock Exchange

                                                                 HIGH     LOW
                                                                 ----     ---
2000
First Quarter............................................       $ 3.00  $ 1.50
Second Quarter...........................................         2.25    0.80
Third Quarter............................................         3.70    0.80
Fourth Quarter...........................................         3.52    1.00
2001
First Quarter............................................       $ 2.73  $ 1.92

                             American Stock Exchange

                                                                 HIGH     LOW
                                                                 ----     ---
2000
First Quarter.............................................      $ 3.19  $ 1.69
Second Quarter............................................        2.06    0.94
Third Quarter.............................................        3.88    1.00
Fourth Quarter............................................        3.88    0.81
2001
First Quarter.............................................      $ 3.60  $ 1.38
Second Quarter............................................        3.29    2.10
Third Quarter.............................................        2.98    1.30
Fourth Quarter............................................        2.75    1.31

    As of March 27, 2002, there were approximately 676 shareholders of record. We have never declared or paid cash dividends on our common shares. We expect to retain all earnings in the foreseeable future for the development of our business.

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

                                                                  YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------
                                        2001          2000               1999             1998             1997
                                     ---------    ---------            --------         --------         --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Revenues.......................    $  17,484    $   6,434            $  5,313         $  3,797         $  1,567
  Net loss.......................       (4,672)      (5,907)             (6,789)         (90,199)          (7,928)
  Net loss per common share......        (0.12)       (0.16)              (0.18)           (2.49)           (0.24)
  Weighted average shares
     outstanding.................       37,852       37,836              37,862           36,204           32,505
Balance Sheet Data (end of year):
  Cash and cash equivalents......    $  24,679    $  12,128            $ 22,447         $ 38,147         $ 18,067
  Total assets...................      306,894      254,076             261,082          279,900          291,914
  Current liabilities............       16,194        8,704               9,714           12,357            8,205
  Long-term debt.................      153,102      110,000             110,000          110,000           25,000
  Minority interest..............           --           --                  --            9,713            4,087
  Stockholders' equity...........      108,203      110,669             116,574          123,098          184,163

    In June 1999, we restructured our interest in Colombia resulting in the elimination of a minority interest owner in one of our subsidiaries. There was no impact on our net ownership interest in the Guaduas Oil Field. See Note 16 to the financial statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  INTRODUCTION

     The following discussion is intended to assist in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2001.

                                    OVERVIEW

     Our principal asset is a 57.7% interest, before participation by Ecopetrol, the Colombian national oil company, in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As of December 31, 2001, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.6 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona (9.4%), and Sipetrol (32.9%). In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. Together with our partners, we elected to proceed with field development on a sole-risk basis, meaning we pay 100% of the costs and receive 100% of the revenues from production less a fixed 20% Colombian government royalty. After we have recovered 200% of the development costs and certain exploration costs, Ecopetrol will have the right to become a 50% working interest partner in the project.

     Our current plans for the year 2002 are set forth under "Business -- Our Current Strategy."

                                 2001 IN REVIEW

     The following narrative summarizes the principal activities of 2001:

EXPLORATION DRILLING PROGRAM

DEEP DINDAL ASSOCIATION CONTRACT - SUBTHRUST DINDAL PROSPECT

     Our 2001 exploration program included three exploratory wells; the most important being the Subthrust Dindal Prospect test, located below the producing zones of the Guaduas Oil Field. In September 2001, the Colombian Ministry of Environment issued the environmental license to drill the exploratory well, the Escuela 2. Location work started immediately and the Escuela 2 commenced drilling operations in early December 2001. The Escuela 2 well is programmed to reach a total measured depth of about 18,000 feet. The primary geologic objectives are the subthrust Hoyon reservoir (Tertiary age) and the subthrust Cimarrona reservoir (Cretaceous age). Tertiary formations are the major oil and gas producing reservoirs in Colombia. As of March 27, 2002, the objective formations have not been encountered and the well is drilling at 14,158 feet at an estimated cost of $9.5 million.

     As a result of a January 2001 farm-out agreement with its partners in the Guaduas Oil Field, Seven Seas has a 100% working interest in the Deep Dindal association contract, subject to an obligation to assign a portion of this interest to its partners after the first well has been drilled. The Company will pay all of the estimated $15 million cost of drilling and testing the Subthrust Dindal Prospect. However, because it is an exploration well, the cost and timing could be significantly different than forecast. Should the Escuela 2 be completed as a commercial well, the Company will be obligated to assign either a collective 25.85% working interest to Cimarrona and Sipetrol, its partners in the Guaduas Oil Field, or a 9.4% working interest to Cimarrona and a 4.86% overriding royalty interest to Sipetrol. Acquired in early 2001, the Deep Dindal association contract contains the improved contract terms recently offered by Ecopetrol.

RIO SECO ASSOCIATION CONTRACT

     In October 2001, the Company commenced the drilling of the Tres Pasos 16-E exploration well to test the Cimarrona formation on the west side of the Guaduas Oil Field structure. The Cimarrona formation is the producing zone of the Guaduas Oil Field. The Tres Pasos 16-E well's surface location is about 5 kilometers northwest of the El Segundo 1-E discovery well. The Tres Pasos 16 exploration well was drilled to a total measured depth of 6,831 feet and has been temporarily abandoned. Information obtained from drilling and electric logs indicated that the well did not encounter the productive portion of the Cimarrona formation of the Guaduas Oil Field. The Company will continue to review the well results to determine if additional work on the well is merited.

ROSABLANCA ASSOCIATION CONTRACT - AGUACHICA PROSPECT

    In late 2000, we reached an agreement with Ecopetrol to drill an exploration well on the Rosablanca association contract area and relinquish the Montecristo association contract to satisfy various second and third year obligations under these contracts. Delays in securing the drilling permits for the planned exploration well, the Santa Fe 1, have resulted in an extension to July 31, 2002 to commence drilling operations. This well is required under the Rosablanca association contract. The expected gross cost will be $1.0 million ($1.0 million net to Seven Seas).

DEVELOPMENT DRILLING PROGRAM

     The 2001/2002 nine-well development drilling program commenced with the successful completion of the El Segundo 5-S. Four additional development wells have all successfully been completed as producers. Drilling is expected to commence on the sixth well prior to the end of March 2002. A recap of each development well follows:

     In May 2001, the El Segundo 5-S commenced drilling with a targeted total measured depth of 8,230 feet. The surface location of this well is approximately
2.9 kilometers north of the surface location of the El Segundo 1-E discovery well. The El Segundo 5-S was completed in June with initial flow rates between 1,800 and 2,900 barrels of oil per day.

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

     In November 2001, the Company commenced drilling the fourth development well, the Tres Pasos 6-N. The Tres Pasos 6-N was drilled to approximately 8,500 feet from a surface location 1.5 miles northwest of the El Segundo 1-E, the Guaduas Oil Field discovery well. In early January 2002, the Tres Pasos 6 - N was producing at approximately 3,000 barrels of oil per day.

     The fifth development well, the Tres Pasos 6-E, was drilled from the same location as the Tres Pasos 6-N to a total depth of 8,500 feet. The Tres Paso 6-E came on production in March 2002 at approximately 1,000 barrels of oil per day.

$45 MILLION FINANCING

     As of July 23, 2001, the Company completed the first two parts of a three-part, $45 million financing to fund its 2001-2002 business plan. Chesapeake purchased $22.5 million of 12% senior secured notes ("Chesapeake Note") with detachable warrants to purchase 12,619,500 shares of Seven Seas common stock at approximately $1.78 per share. Concurrent with the Chesapeake transaction, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B secured notes. As the final part of its three-part financing, Seven Seas completed a December 14, 2001 rights offering to its non-Canadian shareholders for $22.5 million of Series A senior secured notes with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. The Series B secure notes were either redeemed with cash from the rights offering or replaced by Series A senior secured notes remaining after the rights offering.

     As a condition of the Chesapeake 12% senior secured note, $15 million was escrowed for drilling and testing the Escuela 2 on the Subthrust Dindal Prospect.

     For further details on this $45 million financing, see Note 10 to the financial statements and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PIPELINE AND PRODUCTION FACILITIES

     In July 2001, we completed the Guaduas - La Dorada Pipeline on schedule and within budget. The 40-mile Guaduas - La Dorada pipeline connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. Current Guaduas Oil Field production is approximately 10,000 barrels per day (approximately 4,600 barrels per day net to Seven Seas).

ASSOCIATION CONTRACTS/PARTNER AGREEMENTS

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

     In May 2001, we assigned our interest in the Tapir Association Contract to the operator, relieving us of a potential $2.1 million obligation. We attributed no oil and gas reserves to this contract area.

CHANGE IN DOMICILE

     In March 2001, we changed our domicile from the Yukon Territory, Canada to the Cayman Islands principally to lower our future worldwide effective corporate tax rate. Other considerations were that most of our shareholders are not Canadian and all of our oil revenues are from non-Canadian operations. On February 28, 2001, we received shareholder approval for the continuation, and effective March 1, 2001, we continued as a Cayman Islands company.

                              OUR CURRENT STRATEGY

     Our strategy for 2002 includes the continued development of the Guaduas Oil Field and new exploration on our Colombian properties.

DEVELOPMENT

     We will continue the 2001/2002 nine well development drilling. Four of the nine wells were successfully completed as commercial producers in 2001. The fifth well started producing in March 2002. Additionally, an existing well has been converted to a gas injection well as part of our gas injection program to be fully operational in April 2002. We believe these wells will increase pipeline production from March 2002 rates of 10,000 BOPD to approximately 18,000 to 25,000 BOPD by the end of 2002. The five development wells planned for 2002 will cost $18.2 million and the gas injection system $0.6 million. Our share of these costs will be $10.8 million.

     Depending on the success of the initial nine-well development program and the price of oil, we have tentatively planned to drill two additional development wells in 2002 at a cost of $6.7 million, $3.9 million net to Seven Seas.

EXPLORATION

     On December 6, 2001, we commenced drilling the Escuela 2 subthrust exploratory test. As of March 27, 2002, 14,158 feet of the total programmed depth of 18,000 feet has been drilled at an estimated cost of $9.5 million. Drill and complete and dry hole costs are budgeted at $15.0 and 13.1 million, respectively.

     By July 31, 2002, we are committed to spud an exploratory well to test the Aguachica prospect under the Rosablanca association contract. The proposed Santa Fe 1 well is planned at a total gross cost of $1.0 million. We will incur 100% of these costs.

                         FINANCING OUR CURRENT STRATEGY

    In July 2001, we completed the $45 million financing. Year-end 2001 working capital of $27.9 million coupled with operating cash flows is expected to be sufficient to meet our $110 million note interest payments and fund two exploration wells, the Escuela 2 and Santa Fe 1, along with the remainder of our two-year, nine-well development program. Two additional development wells in the fourth quarter of 2002 are contemplated, but a drilling decision will be deferred until the results of the nine-well program are known and the price of oil can be evaluated.


    Capital commitments and major interest expenditures for the year 2002 are listed the table below:


                                                                       ESTIMATED COST
               DESCRIPTION OF PROJECT/EXPENDITURE                 GROSS              NET TO US                STATUS
               ----------------------------------                 -----              ---------                ------
                                                                        (IN THOUSANDS)
         Exploratory well - Escuela 2 (1).............          $ 10,900             $ 10,900       Drilling in progress
         Exploratory well -  Aguachica prospect.......          $  1,000             $  1,000       Obligation to drill by 7/02
         Development wells 5 - 9 (2)                            $ 18,250             $ 10,530       2001/2002 Plan
         Gas injection system.........................          $    550             $    320       Completion targeted 4/02
         Senior Note 5/15/02 Interest Payment.........          $  6,875             $  6,875       Due 5/15/02
         Senior Notes 11/15/02........................          $  6,875             $  6,875       Due 11/15/02
                                                                --------             --------
               Sub-Total..............................          $ 44,450             $ 36,500
                                                                --------             --------

         2 - additional 2002 development wells........          $  6,750             $  3,900       Discretionary expenditure -
                                                                                                    subject to cash flows from
                                                                                                    operations
         Cristales year-2 work program................          $  2,500             $  2,500       Discretionary commitment
                                                                                                    most of these costs
                                                                                                    will occur in 2003
                    Grand Total.......................          $ 53,700             $ 42,900
                                                                ========             ========

-----------
(1) As of December 31, 2001, approximately $4.1 million was spent.

(2) 2002 development drilling program is part of a two-year plan that has Guaduas Oil Field partner approval to increase pipeline production from its initial rate of 3,000 - 5,000 BOPD to 18,000 to 25,000 BOPD. Under this plan, we will drill an additional five development wells in 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     We had working capital, net of restricted investments, of $11.3 million, including unrestricted cash and cash equivalents of $18.6 million as of December 31, 2001. As of December 31, 2001, total working capital had increased $8.5 million during 2001 primarily as the result of the $45 million financing in July 2001. $16.6 million of cash has been escrowed primarily for the drilling of the Escuela 2 exploration well. Our non-discretionary cash commitments for 2002 are limited to the May and November semi-annual interest payments on the $110 million notes totaling $13.8 million. The Chesapeake Note limits additional indebtedness to $1.0 million. Continuing operations and drilling activities for the year must be funded from operational cash flows. This makes the implementation of the company's current business strategy more susceptible to crude oil price declines, Colombian internal political unrest as well as the other risk factor listed under Part I, Item 1 - Business.

     Cash flows provided by (used in) operating activities were $11.6 million, ($1.9) million and ($6.4) million for the years 2001, 2000, and 1999 respectively. This positive trend is expected to continue. The completion of the Guaduas - La Dorada Pipeline and the ongoing successful 2001/2002 development drilling program has resulted in sustained production volumes in excess of 10,000 BOPD. The Company's 2002 expectations, which assumes an average of $21 per barrel WTI for 2002, well production rates consistent with current activity, and production from new development wells comparable with recent drilling results, indicate a sufficient cash flow to meet 2002 financial commitments, although no assurances can be provided.

     We have taken steps to protect the Company from oil price declines while maintaining the upside from price increases. In November 2001, Seven Seas acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. We continue to evaluate similar actions for future periods to mitigate the effects of the downside price risk.

EQUITY AND FINANCING ACTIVITIES

    As of December 31, 2001, we had 37,858,530 outstanding common shares, par value of $0.001 per share, of which none are restricted.

$45 MILLION FINANCING

CHESAPEAKE SENIOR NOTE ISSUANCE

     On July 23, 2001, Chesapeake Energy Corporation purchased $22.5 million of senior secured notes ("the Chesapeake Note") with detachable warrants to purchase 12,619,500 shares of Seven Seas common stock at approximately $1.78 per share. The Chesapeake Note will bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years. $2.4 million in interest related to the Chesapeake Note and the Series A Notes referenced below accrued as of December 31, 2001 and is classified on the balance sheet as long-term interest payable. Accrued interest will be due at maturity on November 7, 2004. Pursuant to an exception granted by the American Stock Exchange at the request of the Company, the Company was not required to obtain shareholder approval prior to issuing the detachable warrants.

SERIES B NOTE ISSUANCE

     Also on July 23, 2001, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B senior secured notes ("Series B Notes"). Mr. Hefner purchased $15 million of these notes, and two of the Company's independent directors participated as well. A limited liability company controlled by the father of a third independent director also participated.

SHAREHOLDER RIGHTS OFFERING

     Because of Mr. Hefner's participation in the Series B Notes offering, the Company's board of directors decided that the Company should offer all of its shareholders the right to participate under the same terms. The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. Shareholders purchased approximately $2 million of Series A senior secured notes with warrants to purchase approximately 1.1 million shares at an exercise price of approximately $1.78.

CONVERSION OF SERIES B NOTES TO SERIES A NOTES

     The approximately $2 million in proceeds from the Rights Offering were used to redeem a portion of the Series B Notes sold to Mr. Hefner and the qualified investors. The remaining Series A Notes were exchanged for the remaining Series B Notes owned by Mr. Hefner and the other qualified investors.

CHESAPEAKE NOTE COVENANTS

     Pursuant to the Company's agreement under the Chesapeake Note, $15 million of the total proceeds from the first two parts of the financing were escrowed for the drilling of the Escuela 2 exploration well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. Additionally, for the first two years, or until the Chesapeake Note is redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million Senior Notes.

     The Chesapeake Note covenants preclude the Company from incurring additional indebtedness in excess of $1,000,000 excluding trade debt incurred in the ordinary course of business. Also, as a condition to Chesapeake participating in the $45 million financing, the Company agreed to secure payment of the Chesapeake Note, the Series A Notes and the Series B Notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and to all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or there from.

$110 MILLION SENIOR NOTES

    At December 31, 2001, we had outstanding $110.0 million of 12 1/2% Senior Notes due May 15, 2005.

     In accordance with the terms of the Senior Notes, we were required to hold in a separate account or in escrow monies to provide for the first three years of interest payable under the Senior Notes. We purchased $13.5 million in U.S. government securities from the proceeds of the Senior Notes and deposited the securities in a segregated account. The amount deposited into the segregated account was enough to pay the first two interest payments. We also purchased and pledged $25 million of U.S. government securities to ensure payment of the four scheduled interest payments on the notes from November 15, 1999 through May 15, 2001. Subsequent to the last May interest payment, the Chesapeake Note covenants require us to continue to escrow on a month basis 1/12 of the annual $110 million notes interest payments. As of December 31, 2001, $1,177,184 was escrowed.

     Upon the occurrence of a change of control:

     1. unless we redeem the Senior Notes as provided in (2) below, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of purchase; and

     2. will have the option, at any time prior to May 15, 2002, to redeem the Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and accrued and unpaid interest, liquidated damages and additional amounts, if any, to the date of redemption.

     The Senior Notes are senior obligations of Seven Seas and are ranked equally in right and priority of payment with all of our existing and future senior indebtedness.

STILLWATER NATIONAL BANK NOTE

     In December 2000, we entered into a $10 million loan agreement with Stillwater National Bank and Trust Company, NA. The loan had an annual interest rate of Prime Rate plus .75%, and interest payable monthly until maturity on April 1, 2002.

     On July 24, 2001, the outstanding Stillwater National Bank and Trust Company, N.A. note ("Stillwater Note") balance of $3.0 million plus accrued interest of $11,000 was paid off using a portion of the proceeds from the $45 million financing mentioned above, and the December 2000 $10 million loan agreement with Stillwater National Bank and Trust Company, N.A. was terminated.

CAPITAL SPENDING

     From inception through December 31, 2001, we had cash expenditures for the exploration of oil and gas properties of $159.8 million.

                              RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     Crude oil sales, oil and gas operating expenses and depletion, depreciation and amortization expenses increased in 2001 by $11.9 million, $3.5 million and $3.0 million, respectively, as compared to 2000. These increases were due to a full year operations in 2001, including expanded pipeline operations during the last half of the year. 2000 sales and expenses were limited by only 5 months of trucking operations beginning in August 2000. 2000 amounts represented increases over 1999 because there were only limited test oil sales in 1999.

     Oil production in Colombia (net to us, including minority interest through June 30, 1999) of 938,969 barrels, 189,988 barrels, and 199,216 barrels in 2001,
2000, and 1999, respectively, pertaining solely to our share of oil produced, was sold to Hocol, Refinerie del Nare and Ecopetrol at an average price of $17.02 per barrel in 2001, $25.02 per barrel in 2000, and $12.50 per barrel in 1999.

     Interest income was $0.9 million, $1.8 million, and $3.1 million in 2001, 2000, and 1999, respectively. The continuing year-to-year decrease reflects the declining principle balances as funds that were used to develop the Guaduas Oil Field and declining interest rates.

    General and administrative costs were $6.6 million, $7.3 million, and $7.7 million in 2001, 2000, and 1999, respectively. 2001 expenses include the $1.0 million cost to settle a lawsuit with former Seven Seas officers and directors. Non-recurring general and administrative costs in 2000 amounted to $1.3 million and were related to the migration of the Company to the Cayman Islands from the Yukon Territory and severance paid to certain employees as part of the Company's reorganization of its Bogota office. After adjusting 2000 and 2001 for these unusual costs, 2001 was $5.6 million, or $0.4 million less than 2000, continuing the three year decline in general and administrative costs.

     Interest expense was $3.3 million, $0.6 million and zero for 2001, 2000, and 1999 respectively. The $2.7 million increase in 2001 as compared to 2000, is related to the additional interest expense associated with the $45 million financing in July 2001. Because of the significant unevaluated property costs, most of the $110 million Senior Notes interest has been capitalized.

     Provision for income taxes was $1.5 million expense in 2001 versus less than $40,000 and $62,000 in 2000 and 1999 respectively. The increase was largely due to the recognition of additional deferred tax liabilities related to differences in the Colombian book-tax basis and adjustments to the prior year acquisition transactions.

     Seven Seas incurred net losses of $4.7 million, $5.9 million, and $6.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

                                      TAXES

    Our net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

    We were also subject to income taxes in United States, where the statutory rate is 35% .The Company had United States income tax expense of $162,000, $40,000 and $60,000 in 2001, 2000 and 1999, respectively.

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

COMMODITY RISK

    The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices may fluctuate in response to relatively minor changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Decreases in oil and natural gas prices will adversely affect our future revenues, results of operations and cash flows. Additionally, decreases in oil and natural gas prices may impede our ability to raise additional capital.

INTEREST RATE RISK

    We consider our interest rate risk exposure to be minimal as a result of a fixed interest rate on the $110 million 12 1/2% Senior Notes and 12% Chesapeake Note and Series A Notes. We currently have no open interest rate swap agreements.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We conduct business in several foreign currencies and are subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures. However, because predominately all transactions in our existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations.

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
          SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

          Report of Independent Public Accountants...................       27
          Consolidated Balance Sheets as of December 31, 2001
            and 2000.................................................       28
          Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999.........................       29
          Consolidated Statement of Stockholders' Equity for the
            years ended December 31, 2001,2000 and 1999..............       30
          Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999.........................       31
          Notes to Consolidated Financial Statements.................       32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seven Seas Petroleum Inc.:

We have audited the accompanying consolidated balance sheets of Seven Seas Petroleum Inc. (a Cayman Islands company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Seas Petroleum Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 29, 2002

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    2001         2000
                                                                 ----------   ----------
                            ASSETS

 CURRENT ASSETS
  Cash and cash equivalents.................................     $   18,638   $   12,128
  Restricted cash and cash equivalents......................          6,041           --
  Short-term investments....................................            121        1,168
  Restricted short-term investments.........................         10,563        6,734
  Accounts receivable.......................................          5,603        7,352
  Inventory.................................................          1,052          563
  Prepaids and other........................................          2,064          181
                                                                 ----------   ----------
                                                                     44,082       28,126

Note receivable from related party..........................            200          215
Long term investments.......................................            283           --
Prepaid taxes...............................................          2,482           --
Land........................................................            945        1,071
Evaluated oil and gas properties, full-cost method, net of
  accumulated depletion of $5,014 at December 31, 2001 and
  $1,497 at December 31, 2000...............................        183,021      115,609
Unevaluated oil and gas properties, full-cost method........         70,616      105,535
Fixed assets, net of accumulated depreciation of $1,336 at
  December 31, 2001 and $1,054 at December 31, 2000.........            754          840
Other assets, net of accumulated amortization of $2,442 at
  December 31, 2001 and $1,675 at December 31, 2000.........          3,469        2,680
Deferred tax asset..........................................          1,042           --
                                                                 ----------   ----------

          TOTAL ASSETS......................................     $  306,894   $  254,076
                                                                 ==========   ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................     $   11,211   $    6,896
  Interest payable..........................................          1,719        1,719
  Other accrued liabilities.................................          3,264           89
                                                                 ----------   ----------
                                                                     16,194        8,704

Long-term debt..............................................        153,102      110,000
Long-term interest payable..................................          2,355          --
Deferred income taxes.......................................         27,040       24,703

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Share capital--
  Authorized 200,000,000 shares par value $0.001 per share;
     of which 150,000,000 shares are designated as ordinary
     shares and 50,000,000 may be designated by the board of
     directors (See Note 17); and 37,858,530 and 37,836,420
     issued and outstanding at December 31, 2001 and 2000,
     respectively...........................................        225,866      225,807
Warrants outstanding........................................          2,192           --
Other comprehensive income..................................            (45)          --
Retained earnings...........................................       (119,810)    (115,138)
Treasury stock; 29 shares held at December 31, 2001 and 2000             --           --
                                                                 ----------   ----------
          Total Stockholders' Equity........................        108,203      110,669
                                                                 ----------   ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........     $  306,894   $  254,076
                                                                 ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     2001             2000             1999
                                                                  -----------      -----------      -----------
REVENUES
  Crude oil sales......................................           $    16,581      $     4,632      $     2,261
  Interest income......................................                   903            1,802            3,052
                                                                  -----------      -----------      -----------
                                                                       17,484            6,434            5,313
EXPENSES
  Oil and gas operating expenses.......................                 6,091            2,612            2,491
  Depletion, depreciation and amortization.............                 4,686            1,729            1,825
  General and administrative...........................                 6,642            7,256            7,683
  Interest expense.....................................                 3,316              558               --
  Loss on sale of exploration properties...............                    --               --              670
  Other (income) expense...............................                   (36)             146              (36)
                                                                  -----------      -----------      -----------
                                                                       20,699           12,301           12,633

NET LOSS BEFORE INCOME TAXES AND
    MINORITY INTEREST..................................                (3,215)          (5,867)          (7,320)
INCOME TAX PROVISION...................................                 1,457               40               62
                                                                  -----------      -----------      -----------
NET LOSS BEFORE MINORITY INTEREST......................                (4,672)          (5,907)          (7,382)
MINORITY INTEREST......................................                    --               --              593
                                                                  -----------      -----------     ------------
NET LOSS...............................................                (4,672)          (5,907)          (6,789)
                                                                  -----------      -----------      -----------
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE INCLUDED EPS...................................           $     (0.12)     $     (0.16)      $    (0.18)
                                                                  ===========      ===========       ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING..........................................            37,852,474       37,835,780       37,861,984
                                                                  ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                                                                OTHER
                                                                    COMMON STOCK         COMPREHENSIVE INCOME    SPECIAL WARRANTS
                                                            ---------------------------- --------------------  --------------------
                                                DATE          NUMBER         AMOUNT          AMOUNT           NUMBER        AMOUNT
                                          ----------------  ----------    -----------     -----------      -----------   ----------
BALANCE AT JANUARY 1, 1999.............                     37,778,420       $222,447        $     --         1,068,044   $  3,093
Expiration of warrants.................   February 5, 1999          --          3,093              --        (1,068,044)    (3,093)
Stock issuance ($4.8125 per share).....   April 1, 1999         55,000            265              --                --         --
Net loss...............................                             --             --              --                --         --
                                                            ----------       --------        --------        ----------   --------
BALANCE AT DECEMBER 31, 1999...........                     37,833,420       $225,805        $     --                --   $     --
Exercise of stock options ($.75 per
  share)...............................   Jan. - Dec. 2000       3,000              2              --                --         --
Net loss...............................                             --             --              --                --         --
                                                            ----------       --------        --------        ----------   --------
BALANCE AT DECEMBER 31, 2000...........                     37,836,420       $225,807        $     --                --   $     --
Exercise of stock options ($2.66 per
  share)...............................   Jan. - Dec. 2001      22,110             59              --                --         --
Warrants outstanding...................                             --             --              --           450,000      2,192
Net change in fair value of derivative                              --             --             (45)               --         --
  instruments..........................
Net loss...............................                             --             --              --                --         --
                                                            ----------       --------        --------        ----------   --------
BALANCE AT DECEMBER 31, 2001...........                     37,858,530       $225,866        $    (45)          450,000   $  2,192
                                                            ==========       ========        ========        ==========   ========







                                              TREASURY STOCK
                                          --------------------    RETAINED
                                             NUMBER    AMOUNT     EARNINGS       TOTAL
                                          ---------- ---------  -----------    ----------
BALANCE AT JANUARY 1, 1999..............        29   $     --     $(102,442)   $ 123,098
Expiration of warrants..................        --         --            --           --
Stock issuance ($4.8125 per share)......        --         --            --          265
Net loss................................        --         --        (6,789)      (6,789)
                                          --------   --------     ---------    ---------
BALANCE AT DECEMBER 31, 1999............        29   $     --     $(109,231)   $ 116,574
Exercise of stock options ($.75 per             --         --            --            2
share)..................................
Net loss................................        --         --        (5,907)      (5,907)
                                          --------   --------     ---------    ---------
BALANCE AT DECEMBER 31, 2000............        29   $     --     $(115,138)   $ 110,669
Exercise of stock options ($2.66 per            --         --            --           59
share)..................................
Warrants outstanding....................        --         --            --        2,192
Net change in fair value of derivative          --         --            --          (45)
instruments.............................
Net loss................................        --         --        (4,672)      (4,672)
                                          --------   --------     ----------   ---------
BALANCE AT DECEMBER 31, 2001............        29   $     --     $(119,810)   $ 108,203
                                          ========   ========     =========    =========


   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                     2001           2000          1999
                                                                                   --------       --------      ---------
                OPERATING ACTIVITIES
                  Net loss.................................................        $ (4,672)      $ (5,907)     $  (6,789)
                  Add (subtract) items not requiring (providing) cash:
                  Inventory writedown......................................             680             --             --
                  Minority interest........................................              --             --           (593)
                  Depletion, depreciation and amortization.................           4,686          1,729          1,825
                  Interest expense.........................................           2,649             --             --
                  Loss on sale of exploration properties...................              --             --            670
                  (Gain)/Loss on sale of fixed assets......................             (35)             2             --
                  Deferred income tax provision/(benefit)..................           1,295            (91)            62
                  Amortization of investments..............................              --           (781)        (1,357)
                  Changes in working capital excluding changes to cash and
                    cash equivalents:
                    Accounts receivable....................................           2,498          2,524         (1,879)
                    Interest receivable....................................              --            188            289
                    Inventory..............................................          (1,169)           201            348
                    Prepaids and other.....................................          (1,928)           107            (63)
                    Accounts payable.......................................           4,315           (398)         1,381
                    Other accrued liabilities and other....................           3,272            569           (252)
                                                                                   --------       --------      ---------
                  Cash flow provided by (used in) operating activities.....          11,591         (1,857)        (6,358)
                                                                                   --------       --------      ---------
                INVESTING ACTIVITIES
                  Exploration and development of oil and gas properties....         (39,166)       (21,090)       (29,958)
                  Purchase of land.........................................              --             (6)            (1)
                  Purchase of investments..................................         (10,967)        (1,168)            --
                  Payment to withdraw property.............................              --             --           (250)
                  Proceeds from sale of investments........................           7,902         13,750         19,955
                  Note receivable from employees...........................              15            220           (235)
                  Other asset additions....................................             (97)          (170)          (239)
                                                                                   --------       --------      ---------
                  Cash flow used in investing activities...................         (42,313)        (8,464)       (10,728)
                                                                                   --------       --------      ---------
                FINANCING ACTIVITIES
                  Proceeds from share capital issued.......................              59              2             --
                  Proceeds from issuance of long-term debt and warrants....          48,000             --             --
                  Payments on long term debt...............................          (3,000)            --             --
                  Costs of issuing long-term debt..........................          (1,786)            --             --
                  Contributions by minority interest.......................              --             --          1,386
                                                                                   --------       --------      ---------
                  Cash flow provided by financing activities...............          43,273              2          1,386
                                                                                   --------       --------      ---------
                  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....          12,551        (10,319)       (15,700)
                  Cash and cash equivalents, beginning of year.............          12,128         22,447         38,147
                                                                                   --------       --------      ---------
                  CASH AND CASH EQUIVALENTS, END OF YEAR...................        $ 24,679       $ 12,128      $  22,447
                                                                                   ========       ========      =========

     Supplemental disclosures of cash flow information:

     The Company incurred interest costs of $16.5 million, $13.8 million and $13.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $13.2 million, $13.2 million and $13.8 million was capitalized during the respective periods.

     Cash paid for interest for the years ended December 31, 2001, 2000 and 1999 was $13.9 million, $13.8 million and $13.8 million, respectively.

     The Company paid approximately $792,000, $313,000 and $91,000 for estimated income taxes during the years ended December 31, 2001, 2000 and 1999, respectively.


   The accompanying notes are an integral part of these financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     Seven Seas Petroleum Inc. ("Seven Seas" or "the Company") is an independent oil and gas company engaged in the exploration and development of oil and gas properties located in Colombia, South America.

FORMATION

    Seven Seas Petroleum Inc. was incorporated under British Columbian law on February 3, 1995. On June 29, 1995, Seven Seas amalgamated with Rusty Lake Resources Inc. Rusty Lake was formed January 31, 1993, under Ontario law, when Lithium Corporation of Canada, Limited, joined Stockgold Resources Inc. We continued Seven Seas as a Yukon Territory, Canada corporation in August 1996. In March 2001, we continued Seven Seas as a Cayman Islands exempted company limited by shares.

    We acquired our initial 15% interest in the Dindal and Rio Seco association contracts in Colombia from GHK Company Colombia in 1995. Upon acquiring our Dindal and Rio Seco interests, we participated in drilling the El Segundo 1-E well, resulting in the discovery of the Guaduas Oil Field. In 1996, we acquired an additional 36.7% interest in both association contracts for $153.1 million of our securities, based on the closing stock price on the date of the acquisition. We acquired the additional interest when we acquired 100% of GHK Company Colombia and Esmeralda LLC, and 63% of Cimarrona LLC. On March 5, 1997, we acquired 100% of the outstanding voting stock held in Petrolinson, S.A. for $18.6 million of our securities. The principal asset owned by Petrolinson, S.A. is a 6% participating interest in the Dindal and Rio Seco association contracts. As consideration for the 6% participating interest in these association contracts, we issued to the sole shareholder of Petrolinson, S.A. 1,000,000 common shares of Seven Seas. This 6% interest was carried through exploration by the other 94% participating interest parties.

    Seven Seas' 57.7% working interest in the Dindal and Rio Seco association contracts is distributed among the following three wholly owned Colombian subsidiaries: 1) Seven Seas Petroleum Colombia ("SSPC"), a Cayman Islands corporation with a 40.8% working interest, 2) Petrolinson S.A. ("Petrolinson"), a Panamanian corporation with a 6% working interest, and 3) GHK Company Colombia ("GHK Colombia"), an Oklahoma corporation with a 10.9% working interest. GHK Colombia is the operator for Guaduas Oil Field.

ASSOCIATION CONTRACTS

    We currently have working interests in five association contracts in
Colombia: (1) Dindal, (2) Rio Seco, (3) Deep Dindal, (4) Cristales, and (5) Rosablanca. We relinquished the Montecristo and Tapir association contracts in early 2001. The Dindal and Rio Seco association contracts cover areas that contain the Guaduas Oil Field, our principal asset.

GUADUAS OIL FIELD

    The Company is the operator of the Guaduas Oil Field, which is located in an area defined by the Rio Seco and Dindal association contracts covering a total of approximately 108,000 contiguous acres in central Colombia. Guaduas Oil Field is located in the capital state of Cundinamarca in central Colombia, approximately 60 miles northwest of Bogota. The Company owns a 57.7% working interest in these two association contracts before participation by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%) and Sociedad International Petrolera S.A. ("Sipetrol"), the international exploration and production subsidiary of the Chilean national oil company (32.9%). Collectively the Company and the other interest owners are referred to as the "Associates".

GUADUAS OIL FIELD DEVELOPMENT

    In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. The Associates elected to proceed on a sole-risk basis. Sole-risk means that the Associates pay 100% of development costs and retain all revenues from production after the 20% Colombian royalty deduction that is administered by Ecopetrol on the government's behalf. Ecopetrol has the right to start participating in development at any time subject to the Associates' right to recover 200% of the development costs spent since Ecopetrol's decision not to participate plus certain exploration costs.

    As of December 31, 2001, the Company has spent $242.2 million to acquire and $101.3 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of fourteen exploratory and four development wells within the Dindal and Rio Seco association contract areas. Eleven wells have been productive. One well has been converted into a gas injection well. All but one of the remaining six wells are temporarily abandoned. One well has been plugged and abandoned. As of December 31, 2001, the Guaduas Oil Field had produced a cumulative volume of approximately 3.2 million (1.5 million net to Seven Seas) barrels of oil.

     In 2001, the Company drilled four successful development wells and constructed a 40-mile pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The Guaduas - La Dorada pipeline has an initial throughput capacity of approximately 25,000 barrels of oil per day ("BOPD"), expandable to approximately 40,000 BOPD with additional investment. Seven Seas also constructed production facilities for production of approximately 25,000 BOPD.

2.   CAPITAL AVAILABILITY AND LIQUIDITY

     In early 2001, there were concerns regarding the Company's ability to meet its existing commitments, largely because of several significant uncertainties that existed. The 2000 Form 10-K filing stated, "Failure to obtain additional financing would raise substantial doubt about the Company's ability to continue as a going concern." The Company needed to obtain additional financing. Also, uncertainties existed over the completion of the 40-mile Guaduas - La Dorada Pipeline as well as the start-up of a successful development drilling program. In July 2001, the $45 million financing was completed and the Guaduas - La Dorada Pipeline became fully operational, thereby removing the sales volume limitation related to trucking crude oil. Just prior to July 2001, the El Segundo 5-S, the first of five productive development wells, began producing. Most of the significant uncertainties noted in last year's Form 10-K have been addressed. 2001 produced positive operating cash flows for the first time in the amount of $11.6 million. Working capital as of December 31, 2001 increased $8.5 million from one year earlier to $27.9 million, inclusive of restricted cash and short term investments totaling $16.6 million.

     In 2002, the Company remains dependent on Guaduas Oil Field production such that if it is interrupted for an extended period of time or prices decline for an extended period of time, cash reserves may decline to the point where discretionary exploration and development drilling activities would have to be delayed or cancelled. The Company's 2002 expectations, which assumes an average of $21 per barrel WTI for 2002, well production rates consistent with current activity, and production from new development wells comparable with recent drilling results, indicate a sufficient cash flow to meet 2002 financial commitments, although no assurances can be provided.

     We have taken steps to protect the Company from oil price declines, while keeping the upside related to potential price increases. In November 2001, Seven Seas acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. We continue to evaluate similar actions for future periods to mitigate the effects of a possible downturn in oil prices.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE OPERATIONS

     Since the Company's inception and until the second quarter 2001, Seven Seas was considered a development stage enterprise. The financial statements as of December 31, 2000 were presented including all necessary disclosures to identify the Company as a "Development Stage Enterprise". In July 2001, the Company began regular oil deliveries into the recently completed Guaduas - La Dorada Pipeline. Since May 2001, the Company has drilled five successful development wells as part of a two-year nine-well program. Pipeline production has increased to approximately 10,000 BOPD. Accordingly, the development stage enterprise classification and related financial statement disclosures were no longer required beginning with the third quarter 2001 interim reporting period.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all material intercompany accounts and transactions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used. Significant estimates include depreciation, depletion and amortization of proved oil and gas reserves. Oil reserve estimates, which are the basis for calculating both depletion and the ceiling test, are inherently imprecise and expected to change as future information becomes available.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments". We have determined the estimated fair value amounts by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturing of these instruments. We estimate the fair value of our long-term debt using approximate market prices. Our carrying amount for the $110 million notes at December 31, 2001 and 2000 was $110.0 million and $110.0 million, respectively, compared to approximate fair values of $44.0 million and $44.6 million, respectively. The fair value of the $45 million notes at December 31, 2001 is estimated to be $42.8 million while the carrying value on the financial statement is $43.1 million.

ACCOUNTS RECEIVABLE

     Accounts receivable included the following at December 31, 2001 and 2000 (in thousands):

                                            DECEMBER 31,
                                        ---------------------
                                         2001          2000
                                        -------       -------
Crude oil sales..................       $ 1,359       $ 4,476
Joint interest billing...........         3,587         2,808
Other............................         1,406            68
Allowance for doubtful accounts..         (749)           --
                                        -------       -------
  Total accounts receivable......       $ 5,603       $ 7,352
                                        =======       =======

     Beginning with the commencement of the Guaduas - La Dorada Pipeline operations in mid-year 2001, Seven Seas began selling all of their crude oil to Hocol, S.A. ("Hocol") at the outlet of the pipeline. After Hocol transports the crude oil through the Oleoducto del Alto Magdalena ("OAM") and the Oleoducto de Colombia ("ODC") pipelines, Seven Seas has the right to reacquire the crude oil volumes at the Port of Covenas by paying Hocol the incurred transportation charges. If Seven Seas does not elect to reacquire the crude oil, the crude oil will be sold under terms equivalent to those received by Hocol for their crude oil. We also have the ability to market limited volumes of our crude oil locally via a trucking operation.

RESTRICTED SHORT-TERM INVESTMENTS

     Restricted short-term investments are comprised of $9.4 million escrowed for the drilling of the Escuela 2 well (see Note 10) and $1.2 million for the $110 million Senior Notes interest payments (see Note 10).

INVENTORY

     Inventories consist primarily of materials used in the Company's operations as well as crude oil inventory. Materials inventory is stated at the lower of average cost or market value, net of allowance. Crude oil inventory is valued at production cost which is below market value.

OIL AND GAS PROPERTY

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include association contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, certain general and administrative expenses, and interest applicable to unevaluated property costs and other related costs.

     We capitalized general and administrative costs of $3.5 million, $5.3 million and $5.6 million in 2001, 2000 and 1999, respectively. Interest is only capitalized for the unevaluated portion of oil and gas properties (see note 8 for more discussion of unevaluated property costs). The Company capitalized interest of $13.2 million, $13.2 million and $13.8 million in 2001, 2000 and 1999, respectively.

     The capitalized costs of oil and gas properties in each cost center are amortized using the composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. This is commonly referred to as the full cost ceiling test.

     The Company began to record a provision for depletion of its oil and gas properties in the fourth quarter of 1999. The Company recorded depletion of $3.5 million, $0.7 million and $0.8 million in 2001, 2000 and 1999, respectively. Depletion per barrel was $3.75, $3.86 and $3.83 in 2001, 2000 and 1999, respectively.

     Many of the Company's exploration and production activities are conducted jointly with others. The oil and gas property account reflects only the Company's proportionate interest in such activities.

FIXED ASSETS

     Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over a period of eighteen months to five years, depending on the asset classification.

OTHER ASSETS

     Included in other assets are costs associated with the issuance of long-term debt. These costs are being amortized ratably over the life of the notes. Total debt issuance costs for the $110 million notes amounted to $4.2 million of which $2.0 million has not been amortized as of December 31, 2001. Total debt issuance costs for the $45 million notes amounted to $1.8 million, of which $1.5 million remains unamortized as of December 31, 2001. See Note 10 for additional information on the notes.

PREPAIDS AND OTHER

     Prepaids and other include $0.9 million in tax advances paid in Colombia and the $1.1 million fair value of derivative instruments. See Note 7 for additional information on the derivative instruments.

REVENUE RECOGNITION

     The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property (see Note 6).

FOREIGN CURRENCY EXCHANGE

     The Company's foreign operations are a direct and integral extension of the parent company's operations and the majority of all revenues and costs associated with foreign operations are received and paid in U.S. dollars as opposed to the local currency of the operations; therefore, the reporting and functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are recognized in current net income. Monetary items are translated using the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Revenues and expenses are translated at the average rates in effect on the dates they occur. The Company recorded approximately $97,000 in foreign currency losses in 2001.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

EARNINGS PER SHARE

     The Company has implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share. Options to purchase 5,111,607 common shares at a weighted average option exercise price of $5.74 per common share were outstanding at December 31, 2001.

CONTINGENCIES

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss can be reasonably estimated. Costs to remedy or defend against such contingencies are charged to expense as they are incurred.

4. CASH AND CASH EQUIVALENTS:

     The Company considers highly liquid investments with a maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands):

                                                DECEMBER 31,
                                          -----------------------
                                            2001            2000
                                          -------         -------
Cash...............................       $14,549         $ 4,472
Cash Equivalents...................        10,130           7,656
                                          -------         -------
  Total Cash and Cash Equivalents..       $24,679         $12,128
                                          =======         =======

     The December 31, 2001 cash balance includes total restricted cash of $6,041,000 which is comprised of $5.8 million for the drilling of the Escuela 2 well (see Note 10) and $238,000 committed to Colombian reforestation efforts. The reforestation amount is related to a Colombian requirement to commit 1% of drilling expenditures to reforestation of the drilling development area.

5. INVENTORY:

     Inventory includes both materials inventory used in the Company's operations and crude oil inventory. Materials inventory includes pipe and other spare parts used at the well sites. During 2001 the Company wrote down the carrying value of materials inventory by $680,000 to reflect slow moving and obsolete materials inventory. The breakdown between crude oil and materials inventory was as follows (in thousands):

                                              DECEMBER 31,
                                          ---------------------
                                            2001         2000
                                          -------       -------
Crude Oil Inventory................       $   157       $    --
Materials Inventory................         1,575           563
Materials Inventory Writedown......          (680)           --
                                          -------       -------
  Total Inventory..................       $ 1,052       $   563
                                          =======       =======

6.  OIL MAKE UP PAYABLE:

     The Company records revenue using the entitlement method or, simply stated, presents only its share of revenues. Any oil received and sold by the Company in excess of its share is recorded as a liability. As of September 30, 2001, the Company and its partners owed Ecopetrol 261,987 barrels of make up royalty oil (151,166 net to Seven Seas valued at $3.4 million.) During the fourth quarter of 2001, the Company and its partners delivered 157,166 barrels (90,685 net to Seven Seas valued at $1.8 million) related to the make up of the liability. The remaining liability owed to Ecopetrol as of December 31, 2001 amounts to 104,821 barrels (60,482 barrels net to Seven Seas valued at $1.2 million). The $1.2 million payable was included in accounts payable as of December 31, 2001. All of the remaining liability has been made-up in the first quarter of 2002.

7.   DERIVATIVE INSTRUMENTS:

     Effective January 1, 2001, Seven Seas adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred into other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs. Effectiveness is monitored quarterly and any ineffectiveness is reported in other income/(expense) in the statement of consolidated operations.

     On November 9, 2001, the Company acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. As of December 31, 2001, the fair value of these put options had decreased in value from time of purchase by $45,000. Based on the estimated fair value at December 31, 2001, the Company expects that the $45,000 would be reclassified from other comprehensive income into earnings within the next 12 months. This amount is included as other comprehensive income in the balance sheet as of December 31, 2001.

8. OIL AND GAS PROPERTY - UNEVALUATED COSTS:

     As explained in Note 3, under the full-cost method, unevaluated property costs are excluded from the amortization base until fully evaluated. As of December 31, 2001, the Company has $70,616,000 of unevaluated property costs detailed as follows:

$19,162,000 - DEEP DINDAL ASSOCIATION CONTRACT

     These costs are comprised of $15,000,000 of acquisition costs allocated to the Dindal Subthrust Prospect plus $4,162,000 of exploration costs incurred as of December 31, 2001 related to the Escuela 2 exploratory well. The Escuela 2 drill & complete and dry hole costs are budgeted at $15,000,000 and $13,100,000, respectively. If the Escuela 2 is a dry hole and the results are conclusive in terms of impairing the Dindal Subthrust Prospect, approximately $28,100,000 would be transferred from unevaluated to evaluated costs. This transfer would cause the depletion rate to increase by approximately $0.58 per barrel (based on 2001 production).

$2,040,000 - ROSABLANCA ASSOCIATION CONTRACT

     By July 2002, we plan to drill the Santa Fe No. 1 exploration well at a total cost of $1 million to evaluate the Aquachica prospect.

$49,350,000 - DINDAL AND RIO SECO ASSOCIATION CONTRACTS

     2002 drilling in Dindal and Rio Seco will focus on development drilling as opposed to exploratory drilling. In 2003 and 2004, we plan to further evaluate the acreage held under the Dindal and the Rio Seco association contracts as more exploratory wells are drilled in the area. As of December 31, 2001, approximately $34,919,000 of unevaluated costs were transferred to evaluated resulting in the current $49,350,000 value. This reduction was based on management's assessment of an appropriate carrying value for the unevaluated properties. These unevaluated costs will continue to be periodically reassessed. The $34.9 million transfer to evaluated will result in an approximate $4.4 million annual increase in interest expense going forward as less interest expense will be capitalized (interest is only capitalized on unevaluated properties). The year-end-2001 transfer will cause the depletion rate to increase by approximately $.72 per barrel in 2002.

     Beginning in January 2003, the remaining unevaluated Dindal and Rio Seco costs will be ratably moved to evaluated over the following 24 months to coincide with the planned resumption of the exploration drilling program.

$64,000 - CRISTALES ASSOCIATION CONTRACT

     The Company has an approximate $350,000 first year exploration commitment under the Cristales association contract. Ecopetrol has been requested to extend the completion of the first year work program from April 2002 to November 2002. The second year of the work program will require a minimum expenditure commitment of at least $2,500,000. Our decision to continue exploration work under the Cristales association contract will be influenced by the results of the Escuela 2 well.

9. INCOME TAXES:

    Effective March 1, 2001, the Company changed its domicile from the Yukon Territory to the Cayman Islands. The continuation of a Canadian corporation to a jurisdiction outside Canada is a taxable event for Canadian purposes. The continuation resulted in Seven Seas ceasing to be resident in Canada for the purposes of the Canadian Tax Act. As a result, the Company's current taxation year was deemed to have ended immediately before the continuation. In addition, the Company was deemed to have disposed of all of its property immediately before the continuation for proceeds equal to the fair market value of such property. Seven Seas is subject to Canadian federal income tax on any income and net taxable capital gains that result from such deemed disposition. Seven Seas is also subject to an additional tax of 25% of the amount by which the fair market value of Seven Seas' assets, net of certain liabilities, exceeded the paid-up capital of Seven Seas shares outstanding immediately before the continuation.

     The Company believes that no Canadian federal income taxes were payable based on the fair market value and the tax basis of its assets, the amount of its existing liabilities and the paid-up capital of its shares outstanding as a result of the continuation. The Canadian Customs and Revenue Agency ("CCRA") has notified the Company of its intention to audit the Company's Canadian income tax filings for the years 1997 through 2001. As of the date of this filing, the initial meeting between the Company and CCRA has not been conducted.

    The Company's loss before income taxes and minority interest by country is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                   2001            2000            1999
                                                  -------         -------        ---------
United States............................         $(2,032)        $    95        $     727
Foreign..................................          (1,183)         (5,962)          (8,047)
                                                  -------         -------        ---------
  Loss before income taxes and minority..         $(3,215)        $(5,867)       $  (7,320)
                                                  =======         =======        =========


     The Company's net deferred income tax liabilities consist of the following (in thousands):


                                                                DECEMBER 31,
                                                   ------------------------------------
                                                     2001          2000          1999
                                                   --------      --------     ---------
Deferred tax asset..........................       $  6,455      $ 24,595     $  14,927
Deferred tax liabilities....................        (27,040)      (24,732)      (25,033)
Valuation allowance.........................         (5,413)      (24,566)      (14,688)
                                                   --------      --------     ---------
  Total deferred tax........................       $(25,998)     $(24,703)    $ (24,794)
                                                   ========      ========     =========

     Deferred tax liabilities relate primarily to the excess of book over tax basis on acquired oil and gas properties in Colombia. Portions of the Company's Colombian assets are owned through a U.S. subsidiary. No U.S. deferred tax liabilities related to the excess of book over tax basis on acquired Colombian properties have been recorded. The potential for incremental U.S. income tax associated with the excess of book over tax basis depends on the ability to generate sufficient taxable income of the appropriate character in the future.

     The valuation allowance for Colombian deferred tax assets of $2.6 million related to net operating loss ("NOL") carry forwards has been reversed and as a result a deferred tax asset of $0.9 million has been recorded. The successful completion of the Guaduas-La Dorada pipeline in July 2001 and the development drilling program in Guaduas Oil Field have resulted in taxable income for the Colombian subsidiaries. $4.4 million of NOLs were used to reduce the 2001 Colombian tax liability. A subsidiary of the Company has approximately $15.4 million of U.S. NOLs that expire in varying amounts over the years 2011-2021. A valuation allowance has been provided for all U.S. deferred tax assets relating to the remaining loss carry forwards because their future realization is not currently deemed more likely than not by management.

     A prepaid tax asset has been recorded to reflect Value Added Tax ("VAT") credits in the amount of $2.5 million that the Company expects to be available to offset its obligations for the payment of Colombian income taxes. Based on current budgeted projections, the Company expects to use all remaining VAT credits in the next two taxable years.

     The Company's provision for income taxes differs from the amount computed by applying statutory rates, which are 35% in the United States and Columbia, due principally to the valuation allowance recorded against its deferred tax asset relating primarily to NOLs and changes in estimated deferred tax liabilities.

10.  DEBT AND LONG-TERM OBLIGATIONS:

$45 MILLION FINANCING

CHESAPEAKE SENIOR NOTE ISSUANCE

     On July 23, 2001, Chesapeake Energy Corporation purchased $22.5 million of senior secured notes ("CHK Notes") with detachable warrants to purchase 12,619,500 shares of Seven Seas common stock at approximately $1.78 per share. The CHK Notes will bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years. $2.4 million in interest has been accrued as of December 31, 2001 and is classified on the balance sheet as long-term interest payable. Accrued interest will be due at maturity on November 7, 2004. Pursuant to an exception granted by the American Stock Exchange at the request of the Company, Seven Seas was not required to obtain shareholder approval prior to issuing the detachable warrants.

SERIES B NOTE ISSUANCE

     Also on July 23, 2001, a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer, purchased $22.5 million of Series B senior secured notes ("Series B Notes"). Mr. Hefner purchased $15 million of these notes, and two of the Company's independent directors participated as well. A limited liability company controlled by the father of a third independent director also participated.

SHAREHOLDER RIGHTS OFFERING

     Because of Mr. Hefner's participation in the Series B Notes offering, the Company's board of directors decided that the Company should offer all of its shareholders the right to participate under the same terms. However, the Company's Canadian shareholders were not able to participate because the Canadian securities authorities declined the Company's application for relief from Canadian requirements applicable to the rights offering. In its request to the Canadian security authorities, the Company stated that it was prepared to provide Canadian resident shareholders the same offering material as it provides to U.S. shareholders under SEC rules and regulations. Adhering to Canadian requirements, which include converting financial statements and oil and gas reserve information to Canadian standards and translating the rights offering materials into French, would have resulted in significant expenses and time delays and, in the Company's opinion, would have provided no meaningful additional disclosure or protection to shareholders. The Company estimates that at the time of the rights offering, shareholders residing in Canada held a total of approximately 3.0 million shares or 8.1% of the Company's outstanding common stock.

     The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. Shareholders purchased approximately $2 million of Series A senior secured notes with warrants to purchase approximately 1.1 million shares at an exercise price of $1.78.

CONVERSION OF SERIES B NOTES TO SERIES A NOTES

     The approximately $2 million in proceeds from the Rights Offering were used to redeem a portion of the Series B Notes sold to Mr. Hefner. The remaining Series B Notes were exchanged for the Series A Notes.

CHESAPEAKE NOTE COVENANTS

     Pursuant to the Company's agreement under the CHK Notes, $15 million of the total proceeds from the first two parts of the financing were escrowed for the drilling of the Escuela 2 exploration well to test the subthrust Dindal prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the CHK Notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million Senior Notes.

     The CHK Note covenants preclude the Company from incurring additional indebtedness in excess of $1,000,000 excluding trade debt incurred in the ordinary course of business. Also, as a condition to Chesapeake participating in the Financing, the Company agreed to secure payment of the CHK Notes, the Series A Notes and the Series B Notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and to all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or therefrom.

DISCOUNT ON $45 MILLION SERIES A NOTES

     The $22.5 million CHK Notes and the $22.5 million Series A Notes are collectively referred to as the "$45 Million Notes". As mentioned above, the $45 Million Notes were issued along with detachable warrants to purchase shares of common stock. An independent valuation firm was contracted by the Company to allocate the value of the offering between the notes and the detachable warrants. Based on this fair market valuation, the detachable warrants were valued at $2.2 million, and the $45 Million Notes were valued at $42.8 million, representing a $2.2 million discount. The discount is amortized to interest expense over the life of the $45 Million Notes in order to reduce the discount to zero by the due date of the $45 Million Notes. During 2001, $0.3 million of imputed interest expense was recognized in the Consolidated Statements of Operations.

$110 MILLION SENIOR NOTES

     The Company issued $110 million aggregate principal amount of 12- 1/2% Senior Notes due 2005 (the "Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature May 15, 2005. Interest payments of approximately $6.9 million are due on May 15 and November 15 of each year. The Senior Notes place restrictions on, among other things, net working capital balances, dividend distributions, changes in control, asset sales and indebtedness.

     The Senior Notes represent senior obligations of the Company, ranking pari passu in right and priority of payment with all existing and future senior indebtedness and senior in right and priority of payment to all indebtedness that is expressly subordinated to the Senior Notes.

STILLWATER NATIONAL BANK NOTE

     On July 24, 2001, the outstanding Stillwater National Bank and Trust Company, N.A. note ("Stillwater Note") balance of $3.0 million plus accrued interest of $11,000 was repaid using a portion of the proceeds from the $45 million financing mentioned above and the agreement was terminated.

11.  STOCK BASED COMPENSATION PLANS:

     Officers, directors and certain employees have been granted stock options under the Company's Amended 1996 Stock Option Plan and the Amended and Restated 1997 Stock Option Plan (collectively referred to as "the Plans"). Pursuant to the Plans, 6,000,000 shares were authorized for issuance, of which 5,111,607 were outstanding as of December 31, 2001. The Compensation Committee may establish the term of each incentive stock option granted under the Amended 1996 Stock Option Plan, but if not so established, the term of each option will be five years from the date it is granted, but in no event shall the term of any option exceed ten years. Options granted under the Amended and Restated 1997 Stock Option Plan have been granted with either no vesting requirement or vesting cumulatively on the anniversary of the grant date over a period of two to five years and expire ten years from the date of grant. Option agreements between the Company and optionees under the 1997 Stock Option Plan may include stock appreciation rights; however, no such rights are currently outstanding. Under the Plans, the option price equals no less than the average of the high and low trading price of the Company's stock on the date of the grant.

     The Compensation Committee of the board of directors is responsible for administering the Plans, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors, and officers.

     The following table presents a summary of stock option transactions for the three years ended December 31, 2001:

                                                                         WEIGHTED AVERAGE
                                                           COMMON          OPTION PRICE
                                                           SHARES            PER SHARE
                                                          ---------      ----------------
January 1, 1999......................................     3,481,167          $  13.69
Granted..............................................       847,434              3.60
Revoked..............................................      (884,000)            13.89
                                                          ---------          --------
December 31, 1999....................................     3,444,601          $  10.10
                                                          ---------          --------
Granted..............................................     1,025,581              2.44
Exercised............................................        (3,000)             0.75
Revoked..............................................      (358,334)            13,08
                                                          ---------          --------
December 31, 2000....................................     4,108,848          $   7.93
                                                          ---------          --------
Granted..............................................     1,725,704              2.42
Exercised............................................       (22,112)             1.69
Revoked..............................................      (700,833)            10.18
                                                          ---------          --------
December 31, 2001....................................     5,111,607          $   5.74
                                                          =========          ========

     Exercisable stock options amounted to 4,183,439, 3,399,850 and 2,091,935 at December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of options granted during 2001, 2000 and 1999 were $2.41, $1.58 and $3.16, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2001:

                                       OUTSTANDING                                 EXERCISABLE
                     -----------------------------------------------  ----------------------------------
                                                       WEIGHTED                             WEIGHTED
   EXERCISE PRICE                     AVERAGE          AVERAGE                              AVERAGE
        RANGE          SHARES          LIFE         EXERCISE PRICE         SHARES        EXERCISE PRICE
-------------------  ---------   ---------------- ------------------  ---------------  -----------------
    $1.06 - 1.94       815,098          5.5       $     1.61               790,098      $       1.62
     2.00 - 2.94     1,327,085          7.2             2.67               600,585              2.59
     3.00 - 3.94       821,424          6.1             3.05               711,424              3.03
            4.22       350,000          0.3             4.22               350,000              4.22
            6.16         5,000          7.1             6.16                 5,000              6.16
            8.63       100,000          1.1             8.63               100,000              8.63
     9.00              746,000          7.3             9.00               679,332              9.00
    10.70 -10.90       554,000          4.4             10.7               554,000             10.70
    14.09               18,000          6.6             14.09               18,000             14.09
    18.55              375,000          5.2             18.55              375,000             18.55
                     ---------                                           ---------
                     5,111,607                                           4,183,439
                     =========                                           =========

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

                                                            DECEMBER 31,
                                                ------------------------------------
                                                  2001         2000          1999
                                                --------    ----------     ---------
Pro Forma Net Loss (In thousands)...........    $ (8,264)   $   (7,524)    $ (11,695)
Pro Forma Net Loss Per Share................    $  (0.22)   $    (0.20)    $   (0.31)

     The effects of applying SFAS 123 in this proforma are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 2001: weighted average risk free interest rate of 6.08 percent; no dividend yield; volatility of .8258; and expected life of ten years. The Company granted options prior to public trading on the Canadian Dealing Network on June 30, 1995. Consequently, the underlying common shares had no historic volatility prior to June 30, 1995. The fair values of the options granted prior to June 30, 1995 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common shares.

12.  DEFINED CONTRIBUTION PLAN:

     The Company offers a qualified defined contribution plan (the "Plan"), which is a combined salary reduction plan under Section 401(k) of the Internal Revenue Code. Participants can invest from 1% to 15% of earnings, up to the maximum allowed by law, among several investment alternatives, including a Company stock fund. The Company does not match funds invested in the Plan and recognized no expense in 2001, 2000 or 1999, respectively due to contributions to the Plan.

13.  COMMITMENTS AND CONTINGENCIES:

     The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing contracts as of December 31, 2001 are $0.3 million.

     The Company has certain non-discretionary related commitments under existing oil and gas agreements. Management estimates future expenditures for such commitments to be approximately $1.4 million in 2002 and none thereafter.

POPULAR ACTION SUIT

     In February 2002, the Company was served notice of a popular action suit before the Guaduas Equity Court. This claim was filed by the Peoples' Committee for the Environmental Protection of Guaduas, a local, non-governmental organization. The plaintiffs are requesting that the courts take the following actions: a) suspend oil activity on the upper part of the San Francisco River Basin because that area is a forest reserve and b) suspend the underground waters concession GHK Company Colombia has over the El Hoyon aquifer.

     The Company will answer the claim in April 2002, saying that the Company has obtained a proper environmental license from the competent environmental authority to conduct oil exploration activities, to drill the Escuela 2 well in the San Francisco River Basin and to use the aquifer water. The Company also contends that the drilling activities do not affect the basin, an argument that is supported by independent third party studies, and that was the basis used to obtain the environmental permit to drill Escuela 2 in that area.

     The risks posed by the action include the possibility that the judge, as a preventive measure, suspends drilling of the Escuela 2 well or suspends the underground water permit or concession while the merits of the case are determined. The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the court.

HEIRS OF NICOLAS BELTRAN FRANCO

     Two of the Company's subsidiaries, Petrolinson, S.A. and GHK Colombia, along with the former owner of Petrolinson, S.A., Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs, who are the heirs of Nicolas Beltran Franco, have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the Court.

COLOMBIA LANDOWNER CLAIM

     The landowner of the El Segundo 1 surface location, one of the Guaduas Oil Field well locations, filed a lawsuit to cancel the Company's surface lease. The Company responded to this claim on November 4, 1999, and vigorously defended this claim. During February 2002, the court decided in favor of the Company.

NOTEHOLDER CLAIM

    A claim has been brought against Seven Seas by one of the noteholders in connection with the Senior Notes issued on August 7, 1997. The claim, which is against Seven Seas and Yorkton Securities Inc., alleges that the noteholder was not initially advised of the right of Seven Seas to convert the debentures into units of common shares and warrants. The claim also alleges that there were errors in the methodology of effecting conversion pursuant to the indenture between Seven Seas and Montreal Trust Company of Canada dated August 7, 1997 such that the conversion was not effective. The plaintiff in the claim is seeking damages against Seven Seas in the amount of $340,000 for negligent misrepresentation and breach of contract or alternatively, for an order directing Seven Seas to exchange the units currently held by the plaintiff into a note in the amount of $340,000 payable on July 24, 2002 with interest payable thereon at a rate of 6% per annum or directing Seven Seas to reimburse the plaintiff in the amount of $340,000 for the purchase price of the Special Notes. Seven Seas believes it has meritorious defenses and intends to take appropriate steps to defend the action vigorously.

FORMER OFFICERS AND DIRECTORS LAWSUIT - SETTLED

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

     Pursuant to an indemnification agreement with Mr. Hefner, and our bylaws, the Company granted Mr. Hefner options to purchase 200,000 shares of our common stock at an exercise price of approximately $1.78 per share (the same exercise price as the warrants described in Note 10, and which were higher than the average of the high and low trading prices on the effective date). The options vested upon Mr. Hefner performing under the Settlement Agreement and have a term of 10 years.

    The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flow of the Company.

14.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 as of January 1, 2001, has not resulted in any significant effect on the Company's financial statements.

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

     Statements 141 and 142 will not have significant impact to the Company unless it enters into a future business combination. The Company does not believe Statement 143 and 144 will have a material effect in its financial condition and results of operations going forward.

15.  RELATED PARTY TRANSACTIONS:

     On November 1, 1997, Larry A. Ray, President and Chief Operating Officer, obtained a $200,000 unsecured loan, bearing an interest rate of 6.06% and due November 1, 2002, from the Company to finance the purchase of his residence. This loan was recently amended and renewed with a maturity date of September 9, 2003 and an interest rate of 2.69%. The Company recognized interest income of $12,120 in each of the past three years.

     Robert A. Hefner III, Chairman and Chief Executive Officer of Seven Seas, owns 100% of the shares of The GHK Company LLC ("GHK LLC"). Effective July 1, 1997, we entered into an agreement with GHK LLC whereby we pay $1,750 per month to GHK LLC for certain administrative services. The Company recognized fees of $21,000 in the Consolidated Statements of Operations during each of the years ended December 31, 2001, 2000 and 1999. In addition, GHK LLC pays certain miscellaneous costs incurred on behalf of the Company. The Company reimbursed GHK LLC approximately $760, $23,000 and $31,000 in 2001, 2000 and 1999,
respectively, for such costs. Mr. Hefner provided a guarantee on behalf of Seven Seas for the $10 million Stillwater Note and was compensated in the amount of $62,500 during 2001.

     Mr. Hefner and other related parties participated in the $45 million financing that was completed in 2001. See Note 10 for more information.

     GHK LLC owns an executive aircraft that Mr. Hefner and other executives and employees of the Company use for certain business travel. We have entered into an agreement with GHK LLC whereby we pay GHK LLC the lesser of the cost of a first class airline ticket or the total actual expenses for each specific flight. The Company incurred expenses of approximately $6,000, $24,000 and $57,000 in expenditures for such air travel in 2001, 2000 and 1999, respectively.

     McAfee & Taft A Professional Corporation, serves as Seven Seas' corporate counsel. Gary F. Fuller is a shareholder of McAfee & Taft and has been a member of the Seven Seas' Board of Directors since 1997. The Company incurred expenses from McAfee & Taft in the amounts of $1,144,425, $499,340, $267,368 in 2001,
2000 and 1999, respectively. Approximately 51 percent of the McAfee & Taft expenses incurred in 2001 were related to the Company's issuance of $45 million of senior secured notes.

16.  MINORITY INTEREST:

     In June 1999, Seven Seas Petroleum Inc. ("SSPI") completed the reorganization of certain of its subsidiaries, three of which owned working interests in the Dindal and Rio Seco association contracts, through a series of tax-free transactions. Prior to these transactions, Seven Seas Petroleum Holdings Inc. ("SSPH"), a wholly owned subsidiary of SSPI, owned 100% of the stock of Seven Seas Petroleum Colombia Inc. ("SSPC") and 50% of Esmeralda LLC. SSPC owned the remaining 50% of Esmeralda LLC and 62.963% of Cimarrona LLC with MTV Investments Ltd. ("MTV"), the minority interest owner in Cimarrona LLC, owning the remaining 37.037%. In the reorganization transactions, SSPH first assigned its membership interest in Esmeralda LLC to SSPC as a capital contribution, giving SSPC 100% ownership of Esmeralda LLC. Then Esmeralda LLC was merged into Cimarrona LLC. SSPH continued to own 100% of the stock of SSPC. Cimarrona LLC and its members, MTV and SSPC, entered into an agreement whereby the assets, obligations, and liabilities of Cimarrona LLC which were proportionately attributable to SSPC (through the Company's interests in Esmeralda LLC and Cimarrona LLC) were merged into SSPC in exchange for SSPC's interest in Cimarrona LLC. As a result, MTV became the sole member of Cimarrona LLC and accordingly, Cimarrona LLC is no longer a consolidated subsidiary of the Company. In summary, MTV maintained its proportionate interest in the Dindal and Rio Seco association contracts as a working interest owner and Seven Seas' net interest in the association contracts was not changed.

17.  SUBSEQUENT EVENTS:

STOCK DESIGNATION

     As of December 31, 2001, the Company had 200,000,000 authorized shares, with only 150,000,000 designated as common shares. On March 6, 2002, the Company's board of directors designated the remaining 50,000,000 shares as Series A Junior Participating Preferred shares as part of a shareholder rights agreement.

SERIES A WARRANT SHARES REGISTERED WITH SEC

     Seven Seas' registration statement registering (1) shares held by certain Seven Seas security holders and (2) the 12,619,500 shares underlying the Series A warrants has been effective by the U.S. Securities and Exchange Commission, making the Series A warrants exercisable. The Series A warrants accompanied the $22.5 million Senior Notes that the Company issued in December 2001 as part of a rights issue to its shareholders (See Note 10).

LONG TERM TEST -  GUERRILLA ACTIVITIES

     Due to guerrilla activity in late January 2002 at one of our more isolated well locations, the El Segundo 6-E well, we elected to suspend a long-term production test as a precautionary measure. After 2 - 3 weeks with no additional incidents, the long-term production test was resumed. No subsequent guerrilla activity at this location has been observed.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

     Capitalized costs at December 31, 2001, 2000 and 1999, respectively, relating to the Company's oil and gas activities are shown below (In thousands):

                                                          TOTAL
                                                        ---------
         As of December 31, 2001
           Proved properties........................    $ 188,035
                                                        =========
           Unproved properties......................    $  70,616
                                                        =========
         As of December 31, 2000
           Proved properties........................    $ 117,106
                                                        =========
           Unproved properties......................    $ 105,535
                                                        =========
         As of December 31, 1999
           Proved properties........................    $  97,008
                                                        =========
           Unproved properties......................    $ 105,725
                                                        =========

     The above costs include capitalized interest of $13.2 million, $13.2 million and $13.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Costs incurred during the years ended December 31, 2001, 2000 and 1999, respectively, were as follows (in thousands):

                                  COLOMBIA      OTHERS     TOTAL
                                  --------      ------     -----
Year ended December 31, 2001
Development cost............      $ 32,285      $  --    $32,285
Property acquisition cost:
  Proved....................            --         --         --
  Unproved..................            --         --         --
Exploration cost............         6,207         --      6,207
                                  --------      -----    -------
     Total cost incurred....      $ 38,492      $  --    $38,492
                                  ========      =====    =======

Year ended December 31, 2000
Development cost............      $  1,731      $  --    $ 1,731
Property acquisition cost:
  Proved....................            --         --         --
  Unproved..................            --         --         --
Exploration cost............        18,177         --     18,177
                                  --------      -----    -------
     Total cost incurred....      $ 19,908      $  --    $19,908
                                  ========      =====    =======
Year ended December 31, 1999
Development cost............      $     --      $  --    $    --
Property acquisition cost:
  Proved....................            --         --         --
  Unproved..................            --         --         --
Exploration cost............        26,453        250     26,703
                                  --------      -----    -------
     Total cost incurred....      $ 26,453      $ 250    $26,703
                                  ========      =====    =======

     The Company had oil and gas sales of $16.6 million, $4.6 million and $2.3 million in 2001, 2000 and 1999, respectively. The Company recognized $3.5 million, $0.7 million and $0.8 million for depletion during 2001, 2000 and 1999, respectively. Depletion per barrel was $3.75, $3.86 and $3.83 in 2001, 2000 and 1999 respectively.

EXPLORATION COSTS

     Ecopetrol has the right to back into Seven Seas' participating interest in the Colombian association contracts at the start of the development stage of any oil and gas discovery made on a given association contract area. Ecopetrol's interest will commence at between 30% and 50% depending on the terms of the association contract and will increase to between 65% and 75% as the volume of oil production increases. Should Ecopetrol elect to participate in the development and production of an oil and gas field, it will pay its share of the future development costs and will pay some portion of the exploration costs incurred prior to its decision to participate. In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. Seven Seas and its Guaduas Oil Field partners elected to proceed on a sole-risk basis pursuant to the terms of the Dindal and Rio Seco association contracts. Ecopetrol retains the right to participate at a later date subject to Seven Seas and it partners recovering 200% of the costs incurred since Ecopetrol's May 2000 decision not to participate plus certain exploration costs.

     Under the Deep Dindal association contract, our working interest after Ecopetrol elects to participate in the development of oil and gas discovery starts at 70%. Additionally, as oil production increases, our working interest will gradually decrease to a minimum of 35%. In January 2001, we signed a global agreement with our Guaduas Oil Field partners that included a farm-out of certain of their interests in the Deep Dindal association contract. As a result of an exploration agreement with our Guaduas Oil Field partners, we now have a 100% interest in the Deep Dindal association contract, subject to an obligation to assign approximately 14% to 26% to our partners after the first well has been drilled and tested.

PROVED RESERVES

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

     As of December 31, 2001, Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.6 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Additionally, the volumes estimated to be commercially recoverable might fluctuate with changes in the price of oil. Estimates of proved reserves have been determined using the most economic development strategy. Estimates of future recoverable oil reserves and projected future net revenues for all periods presented were provided by Ryder Scott Company Petroleum Consultants. The Company's proved reserves were comprised entirely of crude oil in Colombia.

     Proved developed and undeveloped reserves (in barrels):

                                                          2001        2000         1999
                                                       ----------   ----------   ----------
Beginning of year..................................    47,991,956   34,879,888   38,719,235
Production.........................................      (938,969)    (187,879)          --
Revision of estimate...............................       534,612   13,299,947   (3,839,347)
                                                       ----------   ----------   ----------
End of year........................................    47,587,599   47,991,956   34,879,888
                                                       ==========   ==========   ==========
Proved developed...................................    27,465,733   15,853,372   11,000,540
                                                       ==========   ==========   ==========

     The following tables present the Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves. Future cash inflows and costs were computed using prices and costs in effect at the end of the year without escalation less a gravity and transportation adjustment of $5.93 to reference prices. The reference price for the years ended December 31, 2001, 2000 and 1999 was West Texas Intermediate of $19.84, $26.80 and $25.60 per barrel, respectively. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.

     Standardized Measure of Discounted Future Net Cash Flows (In thousands):

                                                    2001       2000       1999
                                                 ---------  ---------  ---------
Future cash inflows..........................    $ 661,944  $ 871,534  $ 735,965
Future costs
  Production.................................      128,592    131,944     92,958
  Development................................       20,663     69,522     37,404
Future income taxes..........................      138,947    201,315    183,387
                                                 ---------  ---------  ---------
Future net cash flows........................      373,742    468,753    422,216
10% discount factor..........................      156,261    179,408    191,249
                                                 ---------  ---------  ---------
Standardized measure of discounted future net
cash flows...................................    $ 217,481  $ 289,345  $ 230,967
                                                 =========  =========  =========


     Principal sources of changes in the Standardized Measure of Discounted Future Net Cash Flows during 2001, 2000 and 1999 (in thousands):

                                                   2001       2000       1999
                                                ---------  ---------  ---------
Beginning of year..........................     $ 289,345  $ 230,967  $  89,850
Sales and transfers of net production costs       (10,020)    (2,020)        --
Net change in price and production costs...       (92,003)   (54,573)   230,452
Extensions, discoveries, and additions,
  less related costs........................           --         --         --
Revision of quantity estimates.............        (2,042)   103,766    (36,260)
Net change in future development costs.....         3,976     26,511     (3,830)
Net change in income taxes.................        49,904    (24,303)   (52,069)
Accretion of discount......................        39,405     31,138     11,588
Changes in production rates and other......       (61,084)   (22,141)    (8,764)
                                                ---------  ---------  ---------
End of year................................     $ 217,481  $ 289,345  $ 230,967
                                                =========  =========  =========

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

     Under the full cost accounting rules of the U.S. Securities and Exchange Commission, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depletion, depreciation and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs of being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

                       SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY DATA

     Results of operations by quarter for the years ended December 31, 2001 and 2000 were (in thousands, except per share amounts):


                                                       2001 QUARTER ENDED
                                   -----------------------------------------------------------
                                   MARCH 31       JUNE 30        SEPTEMBER 30     DECEMBER 31
                                   --------       -------        ------------     -----------
Operating revenues............     $ 3,636        $ 1,375           $ 4,845         $ 7,628
Less costs and expenses.......       3,702          3,458             6,196           7,343
Net loss......................     $   (66)       $(2,083)          $(1,351)        $(1,172)
Net loss per share............     $  (.00)       $  (.06)          $  (.04)        $  (.03)


                                                       2000 QUARTER ENDED
                                   -----------------------------------------------------------
                                   MARCH 31       JUNE 30        SEPTEMBER 30     DECEMBER 31
                                   --------       -------        ------------     -----------
Operating revenues............     $   568        $   454            $2,334          $ 3,078
Less costs and expenses.......       3,373          1,984             2,556            4,388
Net loss......................     $(2,805)       $(1,530)           $ (242)         $(1,330)
Net loss per share............     $ (0.07)       $ (0.04)           $(0.01)         $ (0.04)

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

                                      PRESENT POSITION       PRINCIPAL OCCUPATION DURING THE LAST             COMMENCEMENT
           NAME                AGE     WITH SEVEN SEAS          FIVE YEARS; OTHER DIRECTORSHIPS              WITH SEVEN SEAS
-------------------------      ---  -------------------   -------------------------------------------       -----------------
R. Randolph Devening(2)......  59   Director              Retired Chairman and Chief Executive                     11/00
                                                             Officer of Foodbrands America, Inc.;
                                                             Director of
                                                             Keystone Operations, Inc., and
                                                             Love's Travel Stops Country Stores, Inc.

Brian F. Egolf(2)(3).........  53   Director              President of Petroleum Properties                        11/96
                                                             Management Corporation, a private
                                                             oil and gas exploration company

Gary F. Fuller(1)(3).........  65   Director              Shareholder of McAfee & Taft                              5/97
                                                             A Professional Corporation

Robert A. Hefner III(1)......  67   Chairman, Chief       Managing Member of The GHK Company                       11/96
                                    Executive Officer,       LLC, a private oil and gas
                                    Managing Director        exploration company
                                    and Director

Ronald A. Lefaive............  54   Vice President of     Senior Manager of IT Global Administrative                3/01
                                    Finance and Chief        Services of Halliburton Company from
                                    Financial Officer,       1999 to March 2001; Senior Vice
                                    Corporate Secretary      President - Accounting, Controller and
                                                             Chief Accounting Officer at Chesapeake
                                                             Energy Corporation from 1993 to 1999

Larry A. Ray(1)..............  54   President, Chief      President since November 2000; Chief                      6/97
                                    Operating Officer,       Operating Officer since September
                                    Director                 1997, Chief Financial Officer from
                                                             April 1999 to March 2001; Executive
                                                             Vice President from September 1997

Dr. James R. Schlesinger(3)..  73   Director              Senior Advisor to the investment                          9/99
                                                             banking firm Lehman Brothers;
                                                             Chairman of the Board of Trustees
                                                             of the MITRE Corporation

----------------------------------------------------------------------------------------------------------------------------

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

     Mr. Ray served as Seven Seas' Executive Vice President from September 1997 to November 2000 and was appointed Chief Financial Officer of Seven Seas on an interim basis between April 1999 and March 2001. Prior to joining Seven Seas, Mr. Ray served in a management capacity for The GHK Company LLC

OTHER KEY EMPLOYEES

     During the first quarter of 2000, the Company hired J. Anthony Stuart, a 22-year employee of British Petroleum ("BP"), as the drilling manager in the Bogota office. Mr. Stuart had spent the previous nine years working for BP in Colombia on the development of the Cusiana-Cupiagua field, Colombia's largest known oil field. At the time of his retirement from BP, Mr. Stuart was serving as Drilling Operations Manager. In early 2001, we made Mr. Stuart Vice President of Operations of GHK Company Colombia, our subsidiary in Colombia and the operator of the Guaduas Oil Field. Mr. Stuart is currently overseeing the drilling of the subthrust exploration well. Concurrent with Mr. Stuart's promotion, Seven Seas also named Claudia M. Vaca Vice President of Legal, Finance and Administration of GHK Company Colombia. Prior to this position, Ms. Vaca, who is a graduate of the Harvard Law School, was serving as GHK Company Colombia's General Counsel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The United States Securities and Exchange Commission (the "SEC") requires the Company's officers, directors, and certain beneficial owners to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Based on its review of such forms received, the Company believes that its officers, directors, and certain beneficial owners complied with all applicable filing requirements relating to 2001, except that Robert Panero, a former director, filed an untimely Form 5.

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

         (3)      Exhibits:

         The following instruments and documents are included as Exhibits to this document. Exhibits incorporated by reference are so indicated.



                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
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

                                 (B)      Memorandum of Association,
                                          incorporated by reference to Exhibit
                                          3(B) in the Company's annual report on
                                          Form 10-K for the year ended December
                                          31, 2000


                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------

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

                  (4)                     Instruments Defining the Rights of
                                          Security Holders, Including
                                          Indentures

                            (A)*          Form of Stock Certificate

                            (B)*          Description of Capital Stock, updating
                                          description of securities contained in
                                          Item 11 of Registration Statement on
                                          Form 10-12G/A filed October 27, 1997

                            (C)           Indenture dated as of May 7, 1998
                                          Between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(A) to Registration Statement on Form
                                          S-4 filed July 2, 1998

                            (D)           Registration Rights Agreement dated as
                                          of May 7, 1998 among Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and the Initial
                                          Purchasers, incorporated by reference
                                          to Exhibit 4(B) to Registration
                                          Statement on Form S-4 filed July 2,
                                          1998

                            (E)           Collateral Pledge and Security
                                          Agreement dated as of May 7, 1998
                                          Between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(C) to Registration Statement on Form
                                          S-4 filed July 2, 1998.

                            (F)           Promissory Note dated July 23, 2001
                                          from Seven Seas Petroleum Inc. to
                                          Chesapeake Energy Corporation in the
                                          amount of $22,500,000, incorporated by
                                          reference to Exhibit 4(A) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (G)           Amended and Restated Warrant No. 1
                                          dated July 23, 2001 granted to
                                          Chesapeake Energy Corporation
                                          by Seven Seas Petroleum Inc.,
                                          incorporated by reference to
                                          Exhibit 4(E) to Registration
                                          Statement on Form S-2 filed August 17,
                                          2001

                            (H)           Shareholder's Rights Agreement dated
                                          July 23, 2001 between Chesapeake
                                          Energy Corporation and Seven Seas
                                          Petroleum Inc., incorporated by
                                          reference to Exhibit 4(C) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (I)           Registration Rights Agreement dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 4(D) to quarterly report on
                                          Form 10-Q filed August 14, 2001


                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------


                            (J)           Amended and Restated Indenture dated
                                          as of July 23, 2001 and amended and
                                          restated as of September 25, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(H) to Registration Statement on
                                          Form S-2/A filed October 16, 2001

                            (K)*          Corrected Master Warrant Agreement
                                          (including Form of Warrant
                                          Certificate) dated December 14, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A., as
                                          Warrant Agent

                            (L)           Rights Agreement dated March 15, 2002
                                          between Seven Seas Petroleum Inc. and
                                          American Stock Transfer & Trust
                                          Company, incorporated by reference to
                                          Exhibit 10 to current report on Form
                                          8-K filed March 18, 2002

                 (10)                     Material Contracts

                            (A)           Letter Agreement dated August 14, 1995
                                          by and between Seven Seas Petroleum
                                          Inc., a Yukon Territory, Canada
                                          Corporation, and GHK Company Columbia,
                                          as amended by letter Agreement dated
                                          November 30, 1995, incorporated by
                                          reference to Exhibit 10(A) to
                                          Registration Statement on Form 10
                                          filed April 30, 1997

                            (B)           The Association Contract by and
                                          Between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.
                                          Relating to the Dindal block, as
                                          Amended, incorporated by reference to
                                          Exhibit 10(B) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (C)           The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia relating to the Rio Seco
                                          block, incorporated by reference to
                                          Exhibit 10(C) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (D)           Joint Operating Agreement dated as of
                                          August 1, 1994 by and between GHK
                                          Company Colombia and the holder of
                                          Interests in the Dindal block,
                                          Incorporated by reference to Exhibit
                                          10(D) to Registration Statement on
                                          Form 10 filed April 30, 1997

                            (E)           Management Services Agreement by and
                                          Among GHK Company Colombia, Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and The GHK
                                          Company L.L.C., incorporated by
                                          reference to Exhibit 10(J) to
                                          Registration Statement on Form 10
                                          filed April 30, 1997

                            (F)**         Amended 1996 Stock Option Plan,
                                          incorporated by reference to Exhibit
                                          10(M) to Registration Statement on
                                          Form 10 filed April 30, 1997

                            (G)**         Form of Incentive Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(N) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (H)**         Form of Directors' Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(O) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
                            (I)**         Form of Employment Agreement between
                                          Seven Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and
                                          Larry A. Ray, incorporated by
                                          Reference to Exhibit 10(R) to
                                          Registration Statement on Amendment
                                          No. 1 to Form 10, filed September 15,
                                          1997

                            (J)           Settlement Agreement between Seven
                                          Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and Mr.
                                          Whitehead dated May 20, 1997,
                                          incorporated by reference to Exhibit
                                          10(S) to Registration Statement on
                                          Amendment No. 1 to Form 10, filed
                                          September 15, 1997

                            (K)**         1997 Stock Option Plan, incorporated
                                          by reference to Exhibit 10(BB) to
                                          Registration Statement on Amendment
                                          No. 1 to Form 10 filed September 15,
                                          1997

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

                            (M)           Global Operating License, incorporated
                                          by reference to Exhibit 10(W) to
                                          Registration Statement on Form S-4,
                                          filed January 10, 2001

                            (N)           Loan Agreement between Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and Stillwater
                                          National Bank and Trust Company, N.A.,
                                          dated December 20, 2000, and related
                                          Guaranty Agreement and Guarantor
                                          Security Agreement, incorporated by
                                          reference to Exhibit 10(X) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (O)           Promissory Note dated December 20,
                                          2000 from Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Y) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (P)           Stock Pledge Agreement by Seven Seas
                                          Petroleum Corporation, a Yukon
                                          Territory, Canada corporation, Seven
                                          Seas Petroleum Holdings Inc., a Cayman
                                          Island corporation, and Seven Seas
                                          Petroleum Columbia Inc., a Cayman
                                          Islands corporation, in favor of
                                          Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Z) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (Q)           Construction Contract dated December
                                          27, 2000 between Seven Seas Petroleum
                                          Corporation Inc., a Yukon Territory,
                                          Canada corporation, and Cosacol Ltd.,
                                          Incorporated by reference to Exhibit
                                          10(AA) to Registration Statement on
                                          Form S-4 filed January 10, 2001

                            (R)           The Association Contract by and
                                          Between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Deep Dindal block, incorporated by
                                          reference to Exhibit 10(T) to
                                          Registration Statement on Form S-2
                                          filed August 17, 2001


                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------


                            (S)           The Association Contract by and
                                          Between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Cristales block, incorporated by
                                          reference to Exhibit 10(U) to
                                          Registration Statement on Form S-2
                                          filed August 17, 2001

                            (T)           Dindal Relinquishment Contract by and
                                          Between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.,
                                          incorporated by reference to Exhibit
                                          10(V) to Registration Statement on
                                          Form S-2 filed August 17, 2001

                            (U)           Note Purchase Agreement dated July 9,
                                          2001 among Seven Seas Petroleum Inc.,
                                          all of the Subsidiaries of Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(A) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (V)           First Amendment to Note Purchase and
                                          Loan Agreement dated July 9, 2001
                                          among Seven Seas Petroleum Inc., all
                                          of the Subsidiaries of Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(B) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (W)           Security Agreement dated July 23, 2001
                                          between Seven Seas Petroleum Inc. and
                                          Chesapeake Energy Corporation,
                                          incorporated by reference to Exhibit
                                          10(C) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                            (X)           Deeds of Mortgage over Shares dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(D) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (Y)           Shareholder's Rights Agreement dated
                                          July 23, 2001 between Chesapeake
                                          Energy Corporation and Seven Seas
                                          Petroleum Inc., incorporated by
                                          reference to Exhibit 4(C) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (Z)           Registration Rights Agreement dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 4(D) to quarterly report on
                                          Form 10-Q filed August 14, 2001

                            (AA)          Escrow Agreement dated July 23, 2001
                                          among Seven Seas Petroleum Inc,
                                          Chesapeake Energy Corporation and
                                          Southwest Bank of Texas, N.A.
                                          concerning Existing Indenture
                                          Interest, incorporated by reference to
                                          Exhibit 10(G) to quarterly report on
                                          Form 10-Q filed August 14, 2001

                            (BB)          Escrow Agreement dated July 23, 2001
                                          among Seven Seas Petroleum Inc.,
                                          Chesapeake Energy Corporation and
                                          Southwest Bank of Texas, N.A.
                                          concerning Sub-Thrust Test Well,
                                          incorporated by reference to Exhibit
                                          10(H) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------

                            (CC)          Note Purchase Agreement for 12% Series
                                          B Senior Secured Notes dated July 23,
                                          2001 between Seven Seas Petroleum Inc.
                                          and each of the following
                                          persons/entities: Allison Robbins
                                          Revocable Living Trust; B. John Barry;
                                          Jessica M. Barry; Michael B. Barry;
                                          Thomas J. Barry; Neligh C. Coates,
                                          Jr.; Egolf Family Limited Partnership;
                                          Fuller Family Investments, A Limited
                                          Partnership; Charles B. Israel; Justin
                                          B. Israel; Lombos Holdings Limited
                                          "C"; Ramiiilaj, A Limited Partnership;
                                          Dr. James R. Schlesinger; Serendipity
                                          Investments, Ltd.; David A. Stein;
                                          Linda B. Stein; Tracey F. Stein
                                          Revocable Living Trust; and Trans
                                          Federal Corporation Ltd., incorporated
                                          by reference to Exhibit 10(I) to
                                          quarterly report on Form 10-Q filed
                                          August 14, 2001

                            (DD)          Extension to Note Purchase Agreement
                                          for 12% Series B Senior Secured Notes
                                          dated July 23, 2001 between Seven Seas
                                          Petroleum Inc. and each of the
                                          following persons/entities: Allison
                                          Robbins Revocable Living Trust; B.
                                          John Barry; Jessica M. Barry; Michael
                                          B. Barry; Thomas J. Barry; Neligh C.
                                          Coates, Jr.; Egolf Family Limited
                                          Partnership; Fuller Family
                                          Investments, A Limited Partnership;
                                          Charles B. Israel; Justin B. Israel;
                                          Lombos Holdings Limited "C";
                                          Ramiiilaj, A Limited Partnership; Dr.
                                          James R. Schlesinger; Serendipity
                                          Investments, Ltd.; David A. Stein;
                                          Linda B. Stein; Tracey F. Stein
                                          Revocable Living Trust; and Trans
                                          Federal Corporation Ltd., incorporated
                                          by reference to Exhibit 10(J) to
                                          quarterly report on Form 10-Q filed
                                          August 14, 2001

                            (EE)          Indenture dated July 23, 2001 between
                                          Seven Seas Petroleum Inc. and U.S.
                                          Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(E) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                            (FF)          Amended and Restated Indenture dated
                                          as of July 23, 2001 and amended and
                                          restated as of September 25, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(H) to Registration Statement on Form
                                          S-2/A filed October 16, 2001

                            (GG)          Subscription Agent Agreement dated
                                          November 7, 2001 between Seven Seas
                                          Petroleum Inc. and U.S. Trust Company
                                          of Texas, N.A., incorporated by
                                          reference to Exhibit 10(L) to
                                          quarterly report on Form 10-Q filed
                                          November 14, 2001

                            (HH)          Settlement Agreement dated August 29,
                                          2001 between (1) Seven Seas Petroleum
                                          Inc. and Robert A. Hefner III, and (2)
                                          David F. DeCort, Malcolm Butler,
                                          Albert E. Whitehead and John Dorrier,
                                          incorporated by reference to Exhibit
                                          10(HH) to Registration Statement on
                                          Form S-2/A filed October 16, 2001

              (23)                        Consent of experts and counsel

                            (A)*          Consent of Arthur Andersen LLP

                            (B)*          Consent of Ryder Scott Petroleum
                                          Consultants

              (24)                        Power of Attorney (included in
                                          signature page)

              (99)                        Arthur Andersen representation of
                                          quality control system

              (b)  Fourth Quarter         None
                   Reports on Form 8-K.

                   *    Filed herewith
                   **   Management contract, compensatory plan or agreement

EXHIBIT 24


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 29, 2002.

                                          SEVEN SEAS PETROLEUM INC.

                                          By: Ronald A. Lefaive

                                          /s/ RONALD A. LEFAIVE
                                          -------------------------------------
                                          Ronald A. Lefaive, Vice President -
                                          Finance and Chief Financial Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Robert A. Hefner, Larry A. Ray and Ronald A. Lefaive, and each of them individually, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Registration Statement filed herewith and any or all amendments to said Registration Statement (including post-effective amendments and registration statements filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended and otherwise), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Act of 1933, on March 29, 2002 this Registration Statement has been signed by the following persons in the capacities indicated:


               SIGNATURE                                                 TITLE
               ---------                                                 -----
/s/ ROBERT A. HEFNER III                          Chairman, Chief Executive Officer, and Director
-----------------------------------------
Robert A. Hefner IIII


/s/ LARRY A. RAY                                  President, Chief Operating Officer, and Director
-----------------------------------------
Larry A. Ray


/s/ RONALD A. LEFAIVE                             Vice President - Finance, Chief Financial Officer, and Secretary
-----------------------------------------
Ronald A. Lefaive


/s/ R. RANDOLPH DEVENING                          Director
-----------------------------------------
R. Randolph Devening


/s/ BRIAN F. EGOLF                                Director
-----------------------------------------
Brian F. Egolf


/s/ GARY F. FULLER                                Director
-----------------------------------------
Gary F. Fuller


/s/ DR. JAMES R. SCHLESINGER                      Director
-----------------------------------------
Dr. James R. Schlesinger

                                 EXHIBIT INDEX

                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
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

                  (4)                     Instruments Defining the Rights of
                                          Security Holders, Including
                                          Indentures

                            (A)*          Form of Stock Certificate

                            (B)*          Description of Capital Stock, updating
                                          description of securities contained in
                                          Item 11 of Registration Statement on
                                          Form 10-12G/A filed October 27, 1997

                            (C)           Indenture dated as of May 7, 1998
                                          Between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(A) to Registration Statement on Form
                                          S-4 filed July 2, 1998

                            (D)           Registration Rights Agreement dated as
                                          of May 7, 1998 among Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and the Initial
                                          Purchasers, incorporated by reference
                                          to Exhibit 4(B) to Registration
                                          Statement on Form S-4 filed July 2,
                                          1998

                            (E)           Collateral Pledge and Security
                                          Agreement dated as of May 7, 1998
                                          Between Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and The Bank of Nova Scotia Trust
                                          Company of New York, as Trustee,
                                          incorporated by reference to Exhibit
                                          4(C) to Registration Statement on Form
                                          S-4 filed July 2, 1998.


                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------

                            (F)           Promissory Note dated July 23, 2001
                                          from Seven Seas Petroleum Inc. to
                                          Chesapeake Energy Corporation in the
                                          amount of $22,500,000, incorporated by
                                          reference to Exhibit 4(A) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (G)           Amended and Restated Warrant No. 1
                                          dated July 23, 2001 granted to
                                          Chesapeake Energy Corporation
                                          by Seven Seas Petroleum Inc.,
                                          incorporated by reference to
                                          Exhibit 4(E) to Registration
                                          Statement on Form S-2 filed August 17,
                                          2001

                            (H)           Shareholder's Rights Agreement dated
                                          July 23, 2001 between Chesapeake
                                          Energy Corporation and Seven Seas
                                          Petroleum Inc., incorporated by
                                          reference to Exhibit 4(C) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (I)           Registration Rights Agreement dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 4(D) to quarterly report on
                                          Form 10-Q filed August 14, 2001


                            (J)           Amended and Restated Indenture dated
                                          as of July 23, 2001 and amended and
                                          restated as of September 25, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(H) to Registration Statement on
                                          Form S-2/A filed October 16, 2001

                            (K)*          Corrected Master Warrant Agreement
                                          (including Form of Warrant
                                          Certificate) dated December 14, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A., as
                                          Warrant Agent

                            (L)           Rights Agreement dated March 15, 2002
                                          between Seven Seas Petroleum Inc. and
                                          American Stock Transfer & Trust
                                          Company, incorporated by reference to
                                          Exhibit 10 to current report on Form
                                          8-K filed March 18, 2002



                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------


                 (10)                     Material Contracts

                            (A)           Letter Agreement dated August 14, 1995
                                          by and between Seven Seas Petroleum
                                          Inc., a Yukon Territory, Canada
                                          Corporation, and GHK Company Columbia,
                                          as amended by letter Agreement dated
                                          November 30, 1995, incorporated by
                                          reference to Exhibit 10(A) to
                                          Registration Statement on Form 10
                                          filed April 30, 1997

                            (B)           The Association Contract by and
                                          Between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.
                                          Relating to the Dindal block, as
                                          Amended, incorporated by reference to
                                          Exhibit 10(B) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (C)           The Association Contract by and
                                          between Ecopetrol and GHK Company
                                          Colombia relating to the Rio Seco
                                          block, incorporated by reference to
                                          Exhibit 10(C) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (D)           Joint Operating Agreement dated as of
                                          August 1, 1994 by and between GHK
                                          Company Colombia and the holder of
                                          Interests in the Dindal block,
                                          Incorporated by reference to Exhibit
                                          10(D) to Registration Statement on
                                          Form 10 filed April 30, 1997

                            (E)           Management Services Agreement by and
                                          Among GHK Company Colombia, Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and The GHK
                                          Company L.L.C., incorporated by
                                          reference to Exhibit 10(J) to
                                          Registration Statement on Form 10
                                          filed April 30, 1997

                            (F)**         Amended 1996 Stock Option Plan,
                                          incorporated by reference to Exhibit
                                          10(M) to Registration Statement on
                                          Form 10 filed April 30, 1997

                            (G)**         Form of Incentive Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(N) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997

                            (H)**         Form of Directors' Stock Option
                                          Agreement, incorporated by reference
                                          to Exhibit 10(O) to Registration
                                          Statement on Form 10 filed April 30,
                                          1997
                            (I)**         Form of Employment Agreement between
                                          Seven Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and
                                          Larry A. Ray, incorporated by
                                          Reference to Exhibit 10(R) to
                                          Registration Statement on Amendment
                                          No. 1 to Form 10, filed September 15,
                                          1997

                            (J)           Settlement Agreement between Seven
                                          Seas Petroleum Inc., a Yukon
                                          Territory, Canada corporation, and Mr.
                                          Whitehead dated May 20, 1997,
                                          incorporated by reference to Exhibit
                                          10(S) to Registration Statement on
                                          Amendment No. 1 to Form 10, filed
                                          September 15, 1997


                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
                            (K)**         1997 Stock Option Plan, incorporated
                                          by reference to Exhibit 10(BB) to
                                          Registration Statement on Amendment
                                          No. 1 to Form 10 filed September 15,
                                          1997

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

                            (M)           Global Operating License, incorporated
                                          by reference to Exhibit 10(W) to
                                          Registration Statement on Form S-4,
                                          filed January 10, 2001

                            (N)           Loan Agreement between Seven Seas
                                          Petroleum Inc., a Yukon Territory,
                                          Canada corporation, and Stillwater
                                          National Bank and Trust Company, N.A.,
                                          dated December 20, 2000, and related
                                          Guaranty Agreement and Guarantor
                                          Security Agreement, incorporated by
                                          reference to Exhibit 10(X) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (O)           Promissory Note dated December 20,
                                          2000 from Seven Seas Petroleum Inc., a
                                          Yukon Territory, Canada corporation,
                                          and Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Y) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (P)           Stock Pledge Agreement by Seven Seas
                                          Petroleum Corporation, a Yukon
                                          Territory, Canada corporation, Seven
                                          Seas Petroleum Holdings Inc., a Cayman
                                          Island corporation, and Seven Seas
                                          Petroleum Columbia Inc., a Cayman
                                          Islands corporation, in favor of
                                          Stillwater National Bank and Trust
                                          Company, N.A., incorporated by
                                          reference to Exhibit 10(Z) to
                                          Registration Statement on Form S-4
                                          filed January 10, 2001

                            (Q)           Construction Contract dated December
                                          27, 2000 between Seven Seas Petroleum
                                          Corporation Inc., a Yukon Territory,
                                          Canada corporation, and Cosacol Ltd.,
                                          Incorporated by reference to Exhibit
                                          10(AA) to Registration Statement on
                                          Form S-4 filed January 10, 2001

                            (R)           The Association Contract by and
                                          Between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Deep Dindal block, incorporated by
                                          reference to Exhibit 10(T) to
                                          Registration Statement on Form S-2
                                          filed August 17, 2001

                            (S)           The Association Contract by and
                                          Between Ecopetrol and Seven Seas
                                          Petroleum Colombia relating to the
                                          Cristales block, incorporated by
                                          reference to Exhibit 10(U) to
                                          Registration Statement on Form S-2
                                          filed August 17, 2001



                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
                            (T)           Dindal Relinquishment Contract by and
                                          Between Ecopetrol and GHK Company
                                          Colombia and Petrolinson, S.A.,
                                          incorporated by reference to Exhibit
                                          10(V) to Registration Statement on
                                          Form S-2 filed August 17, 2001

                            (U)           Note Purchase Agreement dated July 9,
                                          2001 among Seven Seas Petroleum Inc.,
                                          all of the Subsidiaries of Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(A) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (V)           First Amendment to Note Purchase and
                                          Loan Agreement dated July 9, 2001
                                          among Seven Seas Petroleum Inc., all
                                          of the Subsidiaries of Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(B) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (W)           Security Agreement dated July 23, 2001
                                          between Seven Seas Petroleum Inc. and
                                          Chesapeake Energy Corporation,
                                          incorporated by reference to Exhibit
                                          10(C) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                            (X)           Deeds of Mortgage over Shares dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 10(D) to quarterly report
                                          on Form 10-Q filed August 14, 2001

                            (Y)           Shareholder's Rights Agreement dated
                                          July 23, 2001 between Chesapeake
                                          Energy Corporation and Seven Seas
                                          Petroleum Inc., incorporated by
                                          reference to Exhibit 4(C) to quarterly
                                          report on Form 10-Q filed August 14,
                                          2001

                            (Z)           Registration Rights Agreement dated
                                          July 23, 2001 between Seven Seas
                                          Petroleum Inc. and Chesapeake Energy
                                          Corporation, incorporated by reference
                                          to Exhibit 4(D) to quarterly report on
                                          Form 10-Q filed August 14, 2001

                            (AA)          Escrow Agreement dated July 23, 2001
                                          among Seven Seas Petroleum Inc,
                                          Chesapeake Energy Corporation and
                                          Southwest Bank of Texas, N.A.
                                          concerning Existing Indenture
                                          Interest, incorporated by reference to
                                          Exhibit 10(G) to quarterly report on
                                          Form 10-Q filed August 14, 2001

                            (BB)          Escrow Agreement dated July 23, 2001
                                          among Seven Seas Petroleum Inc.,
                                          Chesapeake Energy Corporation and
                                          Southwest Bank of Texas, N.A.
                                          concerning Sub-Thrust Test Well,
                                          incorporated by reference to Exhibit
                                          10(H) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
                            (CC)          Note Purchase Agreement for 12% Series
                                          B Senior Secured Notes dated July 23,
                                          2001 between Seven Seas Petroleum Inc.
                                          and each of the following
                                          persons/entities: Allison Robbins
                                          Revocable Living Trust; B. John Barry;
                                          Jessica M. Barry; Michael B. Barry;
                                          Thomas J. Barry; Neligh C. Coates,
                                          Jr.; Egolf Family Limited Partnership;
                                          Fuller Family Investments, A Limited
                                          Partnership; Charles B. Israel; Justin
                                          B. Israel; Lombos Holdings Limited
                                          "C"; Ramiiilaj, A Limited Partnership;
                                          Dr. James R. Schlesinger; Serendipity
                                          Investments, Ltd.; David A. Stein;
                                          Linda B. Stein; Tracey F. Stein
                                          Revocable Living Trust; and Trans
                                          Federal Corporation Ltd., incorporated
                                          by reference to Exhibit 10(I) to
                                          quarterly report on Form 10-Q filed
                                          August 14, 2001

                            (DD)          Extension to Note Purchase Agreement
                                          for 12% Series B Senior Secured Notes
                                          dated July 23, 2001 between Seven Seas
                                          Petroleum Inc. and each of the
                                          following persons/entities: Allison
                                          Robbins Revocable Living Trust; B.
                                          John Barry; Jessica M. Barry; Michael
                                          B. Barry; Thomas J. Barry; Neligh C.
                                          Coates, Jr.; Egolf Family Limited
                                          Partnership; Fuller Family
                                          Investments, A Limited Partnership;
                                          Charles B. Israel; Justin B. Israel;
                                          Lombos Holdings Limited "C";
                                          Ramiiilaj, A Limited Partnership; Dr.
                                          James R. Schlesinger; Serendipity
                                          Investments, Ltd.; David A. Stein;
                                          Linda B. Stein; Tracey F. Stein
                                          Revocable Living Trust; and Trans
                                          Federal Corporation Ltd., incorporated
                                          by reference to Exhibit 10(J) to
                                          quarterly report on Form 10-Q filed
                                          August 14, 2001

                            (EE)          Indenture dated July 23, 2001 between
                                          Seven Seas Petroleum Inc. and U.S.
                                          Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(E) to quarterly report on Form 10-Q
                                          filed August 14, 2001

                            (FF)          Amended and Restated Indenture dated
                                          as of July 23, 2001 and amended and
                                          restated as of September 25, 2001
                                          between Seven Seas Petroleum Inc. and
                                          U.S. Trust Company of Texas, N.A.,
                                          incorporated by reference to Exhibit
                                          4(H) to Registration Statement on Form
                                          S-2/A filed October 16, 2001

                      EXHIBIT
                      NUMBER                             DESCRIPTION
                      ------                             -----------
                            (GG)          Subscription Agent Agreement dated
                                          November 7, 2001 between Seven Seas
                                          Petroleum Inc. and U.S. Trust Company
                                          of Texas, N.A., incorporated by
                                          reference to Exhibit 10(L) to
                                          quarterly report on Form 10-Q filed
                                          November 14, 2001

                            (HH)          Settlement Agreement dated August 29,
                                          2001 between (1) Seven Seas Petroleum
                                          Inc. and Robert A. Hefner III, and (2)
                                          David F. DeCort, Malcolm Butler,
                                          Albert E. Whitehead and John Dorrier,
                                          incorporated by reference to Exhibit
                                          10(HH) to Registration Statement on
                                          Form S-2/A filed October 16, 2001

              (23)                        Consent of experts and counsel

                            (A)*          Consent of Arthur Andersen LLP

                            (B)*          Consent of Ryder Scott Petroleum
                                          Consultants

              (24)                        Power of Attorney (included in
                                          signature page)

              (99)                        Arthur Andersen representation of
                                          quality control system

                   *    Filed herewith
                   **   Management contract, compensatory plan or agreement