Form 10-K/A
period 2001-12-31
SEVEN SEAS PETROLEUM INC
filed 2002-04-16
CIK 947156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

--------------------------------------------------------------------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (713) 622-8218

           Securities registered pursuant to Section 12(b) of the Act
--------------------------------------------------------------------------------

                                                      NAME OF EACH EXCHANGE
                 TITLE OF CLASS                        ON WHICH REGISTERED
Ordinary shares -- par value $0.001 per share         American Stock Exchange

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

================================================================================

Introductory Note: The amendment of this Form 10-K relates to Exhibit 23(A), the consent of Arthur Andersen LLP, the Company's independent public accountants. The change to the consent letter is the inclusion of a reference to the Company's Registration Statement on Form S-3, File No. 333-81356.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 15, 2002.

                                          SEVEN SEAS PETROLEUM INC.

                                          /s/ RONALD A. LEFAIVE
                                          Ronald A. Lefaive, Vice President -
                                          Finance, Chief Financial Officer and
                                          Corporate Secretary

                                 EXHIBIT INDEX

Exhibit
No.    Description                                Method of Filing
---    -----------                                ----------------

23(A)  Consent of Independent Public Accountants  Filed herewith electronically