Form 10-Q
period 2002-03-31
SEVEN SEAS PETROLEUM INC
filed 2002-05-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

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


Registrant' telephone number, including area code: (713) 622-8218


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

      As of May 8, 2002, there were 37,904,915 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES


                                      INDEX

                                                                                        PAGE
PART I. FINANCIAL INFORMATION

    Item 1. Financial  Statements
            Condensed Consolidated Balance Sheets as of March  31, 2002
            (Unaudited) and December 31, 2001 .......................................    3


            Condensed Consolidated Statements of Operations for the three months
            ended March 31, 2002 and 2001 (Unaudited) ...............................    4

            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (Unaudited) ...............................    5

            Notes to Condensed Consolidated Financial Statements (Unaudited) ........    6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................   11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............   14

PART II. OTHER INFORMATION

    Item 6. Exhibits & Reports on Form 8-K ..........................................   14


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            MARCH 31,      DECEMBER 31,
                                                                                              2002             2001
                                                                                           -----------     ------------
                                                                                           (UNAUDITED)

                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents ..........................................................    $  12,596       $  18,638
    Restricted cash and cash equivalents ...............................................       11,136           6,041
    Short-term investments .............................................................          123             121
    Restricted short-term investments ..................................................        3,021          10,563
    Accounts receivable, net of $749 allowance .........................................        7,065           5,603
    Inventory ..........................................................................          903           1,052
    Prepaids and other .................................................................        1,604           2,064
                                                                                            ---------       ---------
Total Current Assets ...................................................................       36,448          44,082

Note receivable from related party .....................................................          200             200
Long term investments ..................................................................          286             283
Prepaid taxes ..........................................................................        3,100           2,482
Land ...................................................................................          945             945
Evaluated oil and gas interests, full-cost method, net of
       accumulated depletion of $7,172 at March 31, 2002
       and $5,014 at December 31, 2001 .................................................      183,263         183,021
Unevaluated oil and gas interests, full-cost method ....................................       79,481          70,616
Fixed assets, net of accumulated depreciation of $1,428 at
    March 31, 2002 and $1,336 at December 31, 2001 .....................................          679             754
Other assets, net of accumulated amortization of $2,716 at
    March 31, 2002 and $2,442 at December 31, 2001 .....................................        3,201           3,469
Deferred tax asset .....................................................................        1,042           1,042
                                                                                            ---------       ---------
TOTAL ASSETS ...........................................................................    $ 308,645       $ 306,894
                                                                                            =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...................................................................    $   9,521       $  11,211
    Interest payable ...................................................................        5,156           1,719
    Other accrued liabilities ..........................................................        2,041           3,264
                                                                                            ---------       ---------
Total Current Liabilities ..............................................................       16,718          16,194

Long-term debt .........................................................................      153,267         153,102
Long term interest payable .............................................................        3,705           2,355
Deferred income taxes ..................................................................       27,040          27,040

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Share capital-
    Authorized 200,000,000 shares par value $0.001 per share, of which 150,000,000 shares are designated as ordinary shares and
    50,000,000 are designated as Series A Junior Preferred shares; and
    37,858,501 and 37,858,530 issued and outstanding common shares
    at March 31, 2002 an December 31, 2001, respectively ...............................      225,884         225,866

Warrants outstanding ...................................................................        2,192           2,192
Other comprehensive income (loss) ......................................................         (580)            (45)
Retained earnings ......................................................................     (119,581)       (119,810)
Treasury stock, 29 shares held at March 31, 2002 and December 31, 2001..................           --              --
                                                                                            ---------       ---------
Total Stockholders' Equity .............................................................      107,915         108,203
                                                                                            ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................    $ 308,645       $ 306,894
                                                                                            =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited; In thousands, except share data)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                  2002                   2001
                                                              ------------           ------------
REVENUES
  Crude oil sales .......................................     $      7,609           $      3,394
  Interest income .......................................              174                    242
                                                              ------------           ------------
                                                                     7,783                  3,636

EXPENSES
  Oil and gas operating expenses ........................            1,295                  1,032
  Depletion, depreciation and amortization ..............            2,524                    914
  Interest expense ......................................            2,746                    184
  General and administrative ............................            1,016                  1,503
  Other expense .........................................              (27)                    69
                                                              ------------           ------------
                                                                     7,554                  3,702
                                                              ------------           ------------
NET INCOME (LOSS) BEFORE INCOME TAXES ...................              229                    (66)
                                                              ------------           ------------
INCOME TAXES ............................................               --                     --
                                                              ------------           ------------
NET INCOME (LOSS) .......................................     $        229           $        (66)
                                                              ============           ============
BASIC  NET INCOME (LOSS) PER COMMON SHARE ...............     $        .01           $       (.00)
                                                              ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............       37,858,501             37,836,420
                                                              ============           ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE ..............     $        .01           $       (.00)
                                                              ============           ============
WEIGHTED AVERAGE  FULLY DILUTED COMMON SHARES OUTSTANDING       42,000,018             37,836,420
                                                              ============           ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           2002               2001
                                                                        ---------           ---------
OPERATING ACTIVITIES
     Net income (loss) ........................................          $    229           $    (66)
     Add (subtract) items not requiring (providing) cash:
     Interest expense .........................................             2,746                 --
     Depletion, depreciation and amortization .................             2,524                914
     Realization of losses on hedging instruments .............               580                 --
     Other non-working capital charges ........................                13                 --
     Amortization of investments ..............................                --                (84)
     Changes in working capital excluding changes to cash and
     cash equivalents:
          Accounts receivable .................................            (1,462)             4,597
          Interest receivable .................................                --                 52
          Inventory ...........................................               149                 --
          Prepaids and other, net .............................              (655)               (49)
          Accounts payable ....................................            (1,690)            (2,218)
          Other accrued liabilities and other .................            (1,223)                73
                                                                         --------           --------
     Cash flow Provided by Operating Activities ...............             1,211              3,219
                                                                         --------           --------
INVESTING ACTIVITIES
     Exploration and development of oil and gas properties.....            (9,675)            (7,724)
     Proceeds from sale of investments ........................             7,542              1,168
     Other asset additions ....................................               (25)               (37)
                                                                         --------           --------
     Cash Flow Used in Investing Activities ...................            (2,158)            (6,593)
                                                                         --------           --------
FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt .................                --              3,000
                                                                         --------           --------
     Cash Flow Provided by Financing Activities ...............                --              3,000
                                                                         --------           --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ...................              (947)              (374)
Cash and cash equivalents, beginning of period ................            24,679             12,128
                                                                         --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................          $ 23,732           $ 11,754
                                                                         ========           ========

Supplemental disclosures of cash flow information:

      The Company incurred interest costs of $5.0 million and $3.4 million for the three-month periods ended March 31, 2002 and 2001, respectively, and $2.2 million and $3.3 million was capitalized during the respective periods.

      Cash paid for interest for each of the three-month periods ended March 31, 2002 and 2001 was zero.

      The Company paid zero for estimated income taxes during each of the three-month periods ended March 31, 2002 and 2001.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Seven Seas Petroleum Inc. and Subsidiaries (collectively the "Company" or "Seven Seas") have been prepared in accordance with instructions to Form 10-Q as prescribed by the United States Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying unaudited condensed consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


2. GENERAL:

    Seven Seas is an independent oil and gas company engaged in the exploration and development of oil and gas properties located in Colombia, South America. The Company's principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian national oil company) in the Dindal and Rio Seco association contracts.

    The Company is the operator of the Guaduas Oil Field, which is located in an area defined by the Rio Seco and Dindal association contracts covering a total of approximately 108,000 contiguous acres in central Colombia. The Guaduas Oil Field is located in the capital state of Cundinamarca, approximately 60 miles northwest of Bogota. The Company's 57.7% working interest is distributed among the following three wholly owned subsidiaries: 1) Seven Seas Petroleum Colombia ("SSPC"), a Cayman Islands corporation with a 40.8% working interest, 2) Petrolinson S.A. ("Petrolinson"), a Panamanian corporation with a 6% working interest, and 3) GHK Company Colombia ("GHK Colombia"), an Oklahoma corporation with a 10.9% working interest. GHK Colombia is the operator for the Guaduas Oil Field.

    As the operator of the Guaduas Oil Field, the Company exercises direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC (9.4%) and Sociedad International Petrolera S.A. ("Sipetrol"), the international exploration and production subsidiary of the Chilean national oil company (32.9%). Collectively the Company and the other interest owners are referred to as the "Associates".

GUADUAS OIL FIELD DEVELOPMENT

     In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. The Associates elected to proceed on a sole-risk basis. Sole-risk means that the Associates pay 100% of development costs and retain all revenues from production after the 20% Colombian royalty deduction that is administered by Ecopetrol on the government's behalf. Ecopetrol has the right to start participating in the development at any time subject to the Associates' right to recover 200% of the development costs spent since Ecopetrol's decision not to participate plus certain exploration costs.

    As of March 31, 2002, the Company has spent $242.2 million to acquire and $111.4 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of fourteen exploratory and six development wells within the Dindal and Rio Seco association contract areas. Twelve wells have been productive and one well is currently being tested. One well has been converted into a gas injection well. All but one of the remaining six wells are temporarily abandoned; one of these six wells has been plugged and abandoned. As of March 31, 2002, the Guaduas Oil Field had produced a cumulative volume of approximately 4.1 million (2.0 million net to Seven Seas) barrels of oil.

    In 2001 and 2002 to date, the Company has drilled six successful development wells and constructed a 40-mile pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The Guaduas - La Dorada pipeline has an initial throughput capacity of approximately 25,000 barrels of oil per day ("BOPD"), expandable to approximately 40,000 BOPD with additional investment. Seven Seas also constructed production facilities for production of approximately 25,000 BOPD.

SUBTHRUST DINDAL PROSPECT - DEEP DINDAL ASSOCIATION CONTRACT

    The Subthrust Dindal Prospect is located below the producing zones of the Guaduas Oil Field. In December 2001, the Company commenced drilling of the Escuela 2 exploratory well to test this prospect. The Escuela 2 well is programmed to reach a total measured depth of approximately 18,000 feet. The primary geologic objectives are the subthrust Hoyon reservoir (Tertiary age) and the subthrust Cimarrona reservoir (Cretaceous age). Tertiary formations are the major oil and gas producing reservoirs in Colombia. As of the date of issuance of these financial statements, the objective formations have not been encountered and the well had reached a plugged-back total depth of 15,800 feet at an estimated cost of $13.5 million.

    As a result of a January 2001 farm-out agreement with its partners in the Guaduas Oil Field, Seven Seas has a 100% working interest in the Deep Dindal association contract, subject to an obligation to assign a portion of this interest to its partners after the first well has been drilled. The Company will pay all of the estimated $15 million cost of drilling and testing the Subthrust Dindal Prospect. Should the Escuela 2 be completed as a commercial well, the Company will be obligated to assign either a collective 25.85% working interest to Cimarrona LLC and Sipetrol, its partners in the Guaduas Oil Field, or a 9.4% working interest to Cimarrona LLC and a 4.86% overriding royalty interest to Sipetrol.


3. CAPITAL AVAILABILITY AND LIQUIDITY:

    The Company remains dependent on Guaduas Oil Field production such that if production is interrupted for an extended period of time or if prices were to decline for an extended period of time, cash reserves may decline to the point where discretionary exploration and development drilling activities would have to be delayed or cancelled. Seven Seas believes that at present oil prices, revenues from current levels of production will continue to exceed operating expense, general and administrative costs and debt interest payments for the current year.


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE OPERATIONS

    Since the Company's inception through the second quarter of 2001, Seven Seas was considered a development stage enterprise. The financial statements as of December 31, 2000 were presented including all necessary disclosures to identify the Company as a "Development Stage Enterprise". In July 2001, the Company began regular oil deliveries into the newly constructed Guaduas - La Dorada Pipeline. Accordingly, the development stage enterprise classification and related financial statement disclosures were no longer required beginning with the third quarter 2001 interim reporting period.


RESTRICTED SHORT-TERM INVESTMENTS

    As of March 31, 2002, restricted short-term investments are comprised of $3.0 million escrowed for the drilling of the Escuela 2 well. The $3.0 million is expected to be used in the third quarter of 2002.

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

    We capitalized general and administrative costs of $0.4 million and $0.1 million, and interest costs of $2.2 million and $3.3 million for the periods ending March 31, 2002 and 2001, respectively.

OTHER ASSETS

    Included in other assets are costs associated with the issuance of long-term debt. These costs are being amortized ratably over the life of the notes. Total debt issuance costs for the Senior Notes amounted to $4.2 million, of which $1.9 million has not been amortized as of March 31, 2002. Total debt issuance costs for the $45 Million Notes amounted to $1.7 million, of which $1.3 million remains unamortized as of March 31, 2002. See Note 8 for additional information on the notes.

PREPAIDS AND OTHER

    Prepaids and other includes $1.3 million of Colombian tax advances as of March 31, 2002.

REVENUE RECOGNITION

    The Company records revenue using the entitlement method or, simply stated, presents only its share of revenues. Any oil received and sold by the Company in excess of its share is recorded as a liability. As of September 30, 2001, the Company and its partners began to make up 261,987 barrels owed to Ecopetrol (151,166 net to Seven Seas valued at $3.4 million). During the first quarter of 2002, the Company and its partners satisfied all make up obligations by delivering to Ecopetrol the remaining 104,821 barrels (60,482 barrels net to Seven Seas valued at $1.2 million) owed to them.


5. CASH AND CASH EQUIVALENTS:

    The Company considers highly liquid investments with a maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands):

                                                       MARCH 31   DECEMBER 31
                                                         2002        2001
                                                       --------   ------------
           Cash..................................        15,256      14,549
           Cash Equivalents......................         8,476      10,130
                                                        --------    -------
             Total Cash and Cash Equivalents.....        23,732      24,679
                                                        =======     =======

    The March 31, 2002, cash balance includes total restricted cash of $11.1 million which is comprised of $6.4 million for the drilling of the Escuela 2 well, $4.6 million of escrowed interest for the May 15, 2002 semiannual interest payment on the Senior Notes and $0.1 million committed to Colombian reforestation efforts. The reforestation amount is related to a Colombian requirement to commit 1% of drilling expenditures to reforestation of the drilling development area.

6. DERIVATIVE INSTRUMENTS:

    Effective January 1, 2001, Seven Seas adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred into other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs. Effectiveness is monitored quarterly and any ineffectiveness is reported in revenues in the statement of consolidated operations.

    On November 9, 2001, the Company acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. As of March 31, 2002, the fair value of the remaining put options is zero. First quarter revenues reflect a $580,000 reduction related to the portion of the cash flow hedge that was settled in the first quarter and a $30,000 gain related to the settlement of the January put options. The remaining $580,000 is included in other comprehensive income as an unrealized loss to reflect the change in fair value of the unrealized portion of the cash flow hedge. The Company expects that such amount will be reclassified into revenues in the second quarter of 2002 as the hedges are settled.

        Roll-forward of Other Comprehensive Income (Loss)
        (In thousands):
             Balance at December 31, 2001 ........................    $    (45)
             Change in fair value of derivate instruments ........      (1,115)
             Realization of losses on hedging instruments ........         580
                                                                      --------
             Balance at March 31, 2002 ...........................    $   (580)
                                                                      --------


7. OIL AND GAS PROPERTY - UNEVALUATED COSTS:

    Under the full-cost method, capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. As of March 31, 2002, the Company has $79.5 million of unevaluated property costs. The $8.9 million increase as compared to December 31, 2001 is primarily comprised of Escuela 2 exploration costs of $6.7 million and capitalized interest of $2.2 million.

8.   DEBT AND LONG-TERM OBLIGATIONS:

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

SHAREHOLDER RIGHTS OFFERING

    The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. The Series A Notes will bear interest at 12% annum, compounded quarterly, and interest will accrue for the first two years. As of March 31, 2002, the combined accrued interest on the CHK Notes and Series A Notes is $3.7 million and is classified on the balance sheet as long-term interest payable. Accrued interest will be due at maturity on November 7, 2004. Shareholders purchased approximately $2 million of Series A senior secured notes with warrants to purchase approximately 1.1 million shares at an exercise price of $1.78. The remainder of the Series A Notes were purchased by a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer.

CHESAPEAKE NOTE COVENANTS

     Pursuant to the Company's agreement under the CHK Notes, $15 million of the total proceeds from the $45 million financing were escrowed for the drilling of the Escuela 2 exploration well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the CHK Notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million Senior Notes.

    The CHK Notes covenants preclude the Company from incurring additional indebtedness in excess of $1,000,000 excluding trade debt incurred in the ordinary course of business. Also, the Company agreed to secure payment of the CHK Notes and the Series A Notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and to all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or therefrom.

DISCOUNT ON $45 MILLION NOTES

    The $22.5 million CHK Notes and the $22.5 million Series A Notes are collectively referred to as the "$45 Million Notes". The $45 Million Notes were issued along with detachable warrants to purchase shares of common stock. Based on an independent valuation, the fair market valuation of the detachable warrants at the date of issuance was determined to be $2.2 million, and the $45 Million Notes were valued at $42.8 million, representing a $2.2 million discount. The discount is amortized to interest expense over the life of the $45 Million Notes in order to reduce the discount to zero by the due date of the $45 Million Notes. During the first quarter of 2002, $0.2 million of imputed interest expense was recognized in the Consolidated Statements of Operations. Cumulative imputed interest from inception amounts to $0.5 million as of March 31, 2002.

$110 MILLION SENIOR NOTES

    The Company issued $110 million aggregate principal amount of 12-1/2% notes due 2005 ("Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature May 15, 2005. Interest payments of approximately $6.9 million are due on May 15 and November 15 of each year. The Senior Notes place restrictions on, among other things, net working capital balances, dividend distributions, changes in control, asset sales and indebtedness.

    The Senior Notes represent senior obligations of the Company, ranking pari passu in right and priority of payment with all existing and future senior indebtedness and senior in right and priority of payment to all indebtedness that is expressly subordinated to the Senior Notes.


9.   COMMITMENTS AND CONTINGENCIES:

POPULAR ACTION SUIT

    In February 2002, the Company was served notice of a popular action suit before the Guaduas Equity Court. This claim was filed by the Peoples' Committee for the Environmental Protection of Guaduas, a local, non-governmental organization. The plaintiffs are requesting that the courts take the following actions: a) suspend oil activity on the upper part of the San Francisco River Basin because that area is a forest reserve and b) suspend the underground waters concession GHK Colombia has over the El Hoyon aquifer. If the court decided in favor of the plaintiff's claims, the Company's Escuela 2 drilling operations would cease or become impaired.

    On April 29, 2002, the Company appeared before the Guaduas Equity Court stating that the Company has obtained a proper environmental license from the competent environmental authority to conduct oil exploration activities, drill the Escuela 2 well in the San Francisco River Basin and use the aquifer water. The Company also contends that the drilling activities do not affect the basin, which is an argument that is supported by independent third party studies and served as the basis to obtain the environmental permit to drill the Escuela 2 well in that area. The purpose of the Court hearing was to gather information. No actions were taken by the Guaduas Equity Court; however, the Court did acknowledge that the Colombian Ministry of Environment is a party to this suit. Based on this acknowledgement, the Company has requested a change of venue to the Administrative Court in Bogota.

    The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the Court.

HEIRS OF NICOLAS BELTRAN FRANCO

    Two of the Company's subsidiaries, Petrolinson and GHK Colombia, along with the former owner of Petrolinson, Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs, who are the heirs of Nicolas Beltran Franco, have two claims. First, they claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, they claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration works in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims. The Company's Colombian counsel believes that it is unlikely these adverse rulings will be rendered by the Court.


10. NEW ACCOUNTING PRONOUNCEMENTS:

    During 2001, the Financial Accounting Standards Board issued the following four new pronouncements:

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

  The Company does not believe Statement 143 will have a material effect in its financial condition and results of operations going forward. The adoption of Statements 141, 142 and 144 has not resulted in any significant effect in the Company's financial statements.


11.  RELATED PARTY TRANSACTIONS:

    On March 31, 2002, the Company amended a $200,000 unsecured loan to Larry A. Ray, President and Chief Operating Officer. The new terms provide for an interest rate of 2.69% and a due date of September 9, 2003. The original $200,000 loan was made on November 1, 1997 at a 6.06% interest rate for purposes of purchasing a residence and was due on November 1, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                    OVERVIEW

    Our principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian national oil company) in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As of December 31, 2001, the Ryder Scott Company Petroleum Consultants estimated Seven Seas' net proved reserves attributable to the delineation of 12,821 acres of the Guaduas Oil Field were 47.6 million barrels with a present value (discounted continually over the expected life of the production at 10% per annum) of $272.3 million. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona (9.4%), and Sipetrol (32.9%). In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. Together with our partners, we elected to proceed with field development on a sole-risk basis, meaning we pay 100% of the costs and receive 100% of the revenues from production less a fixed 20% Colombian government royalty. After we have recovered 200% of the development costs and certain exploration costs, Ecopetrol will have the right to become a 50% working interest partner in the project.

                               RECENT DEVELOPMENTS
DEVELOPMENT DRILLING PROGRAM

    In January 2002, the Tres Pasos 6-N development well was successfully completed with initial production of 3,000 BOPD. The well is located 1.5 kilometers northwest of the surface location of the El Segundo 1-E, the Guaduas Oil Field discovery well.

    In March 2002, a fifth development well, the Tres Pasos 6-E was successfully completed with initial production of 1,000 BOPD. This well was drilled from the same location as the fourth development well, the Tres Pasos 6-N.

    The sixth Guaduas Oil Field development well, the Tres Pasos 7-W, is currently in production test and is flowing at approximately 600 BOPD. The Company is evaluating possible well stimulation treatments to enhance production.

GAS INJECTION PROGRAM

    Our gas injection program is expected to commence operations in mid-May after experiencing delays due to compressor availability. Guaduas Oil Field production has been curtailed pursuant to Colombian regulatory guidelines limiting gas disposal through flaring. This resulted in several well's production being curtailed at various times due to excess gas production.

EXPLORATION DRILLING

After commencing drilling in December 2001 to test the Subtthrust Dindal Prospect, the Escuela 2 exploration well was drilled to a total measured depth of 16,471 feet in early May 2002. At this depth, the drill pipe became stuck at 16,265 feet while a gas influx was being circulated out of the hole. The drill pipe was recovered to a depth of 15,955 feet, leaving 310 feet of drill pipe and drilling tools in the hole. Currently, the Company is running 9 5/8 inch casing to a depth of 15,800 feet before recommencing drilling activities. Cumulative costs as of the date of issuance of the financial statements, are estimated at $13.5 million. Absent additional well problems, the Company believes that it can reach the total targeted depth of 18,000 at a cost not to exceed the $15 million that has been escrowed to drill the well.

ASSOCIATION CONTRACTS

In April 2002, Ecopetrol granted a four-month extension to August 23, 2002 for the Company to comply with its obligations under the first stage of the Cristales Association Contract exploration period.

                              OUR CURRENT STRATEGY

    Our strategy for 2002 includes the continued development of the Guaduas Oil Field and new exploration on our Colombian properties.

DEVELOPMENT

    We will continue the 2001/2002 nine well development drilling program. Five of the nine wells were successfully completed as commercial producers in 2001 and 2002. The sixth well is currently being tested. Additionally, an existing well has been converted to a gas injection well as part of our gas injection program. We believe additional development well drilling coupled with the gas injection program and submersible pump reconfigurations will increase pipeline production from current rates of approximately 7,500 BOPD to 18,000 to 25,000 BOPD . The three remaining wells of the 2001/2002 nine well development program will cost $ 10.1 million and the gas injection system $0.6 million. Our share of these costs will be $6.2 million.

    Depending on the success of the initial nine-well development program and the price of oil, we have tentatively planned to drill two additional development wells in 2002 at a cost of $6.7 million, $3.9 million net to Seven Seas.

EXPLORATION

    On December 6, 2001, we commenced drilling the Escuela 2 subthrust exploratory test. Refer to previous comments under "Recent Developments."

    By July 28, 2002, we are committed to drill an exploratory well to test the Aguachica prospect under the Rosablanca association contract. The proposed Santa Fe 1 well is planned to a projected depth of 3,500 feet at a total gross cost of approximately $1.0 million. We will incur 100% of these costs.

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

    We had working capital of $5.6 million as of March 31, 2002, net of restricted cash and cash equivalents and restricted investments. This amount includes unrestricted cash and cash equivalents of $12.6 million. The restricted investments total $14.1 million and are comprised of the Escuela 2 escrow fund in the amount of $9.5 million and Senior Notes interest escrow in the amount of $4.6 million. During the first quarter of 2002, working capital decreased by $8.2 million primarily because of drilling operations. Our non-discretionary cash commitments for 2002 are limited to the May and November semi-annual interest payments on the Senior

Notes totaling $13.8 million. The CHK Notes limits additional indebtedness to $1.0 million. Continuing operations and drilling activities for the year must be funded from operational cash flows. This makes the implementation of the Company's current business strategy more susceptible to crude oil price declines, Colombian internal political unrest as well as the other risk factors detailed in the Company's 2001 Annual Report on Form 10-K.

    During the three month periods ending March 31, 2002 and 2001, cash flows provided by operating activities were $1.2 million and $3.2 million, respectively. The completion of the Guaduas - La Dorada Pipeline and production facilities and the ongoing successful 2001/2002 development drilling program has resulted in sustained production volumes in the range of 7,500 to 10,500 BOPD. Seven Seas believes that at present oil prices, revenues from current levels of production will continue to exceed operating expense, general and administrative costs and debt interest payments for the current year.


EQUITY AND FINANCING ACTIVITIES

    As of March 31, 2002, we had 37,858,501 outstanding common shares, par value of $0.001 per share, of which none are restricted.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

    For the three months ended March 31, 2002 (the "Current Quarter"), we incurred a net gain of $229,000, or $0.01 per common share. This compares to a net loss of $66,000, or $0.00 per common share during the three months ended March 31, 2001 (the "Prior Quarter").

    Crude oil sales in the Current Quarter increased by $4.2 million to $7.6 million as compared to the Prior Quarter largely because of the July 2001 commencement of pipeline operations and the ongoing successful development drilling program. The Current Quarter had total sales of 448,702 barrels at an average price of $18.42 per barrel. The Prior Quarter had total sales of 162,981 barrels at an average price of $20.83 per barrel. The effect of the put option settlement during the Current Quarter was immaterial.

    Oil production in the Current Quarter and Prior Quarter respectively was 421,018 barrels and 162,981 barrels.

    Depletion, depreciation and amortization costs increased $1.6 million to $2.5 million in the Current Quarter as compared to $0.9 million in the Prior Quarter. The increase is primarily the result of increased production.

    Operating expenses in the Current Quarter and the Prior Quarter were $1.3 million and $1.0 million, respectively. The $0.3 million increase is related to increased production.

    General and administrative costs were $1.0 million and $1.5 million for the Current Quarter and Prior Quarter respectively. The $0.5 million decrease is primarily attributable to non-recurring general and administrative costs related to the migration of the Company to the Cayman Islands from the Yukon Territory incurred in the Prior Quarter.

    Interest expense increased by $2.5 million to $2.7 million in the Current Quarter as compared to the Prior Quarter. The $2.5 million increase is the result of $1.4 million of additional interest expense associated with the $45 million financing in July 2001 and the year-end reduction of unevaluated property costs that resulted in $1.1 million reduction in capitalized interest costs.

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

COMMODITY RISK

    The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices may fluctuate in response to relatively minor changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Decreases in oil and natural gas prices will adversely affect our future revenues, results of operations and cash flows. Additionally, decreases in oil and natural gas prices may impede our ability to raise additional capital. The Company has acquired financial put options that established our monthly average WTI floor price of $20.00 per barrel for 3,750 barrels of crude oil per day for the entire second quarter.

INTEREST RATE RISK

    We consider our interest rate risk exposure to be minimal as a result of a fixed interest rate on the $110 million 12 1/2% Senior Notes and 12% Chesapeake Note and Series A Notes. We currently have no open interest rate swap agreements.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We conduct business in a foreign currency and are subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures. However, because predominately all transactions in our existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations.

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

                    (A)     Resolution of Board of Directors authorizing Series
                            A Junior Participating Preferred Stock of the
                            Company, incorporated by reference to Exhibit 4 in the Company's current report on Form 8-K filed March
                            19, 2002

                    (B) Form of Stock Certificate of the Company, incorporated by reference to Exhibit 4(A) in the Company's annual report on Form 10-K for the year ended December 31, 2001

                    (C) Description of Capital Stock of the Company, incorporated by reference to Exhibit 4(B) in the Company's annual report on Form 10-K for the year ended December 31, 2001

       (10)         Material Contracts

                    (A) Rights Agreement dated as of March 15, 2002 between the Company and American Stock Transfer & Trust
                            Company, Rights Agent, incorporated by reference to
                            Exhibit 10 in the Company's current report on Form
                            8-K filed March 19, 2002

       (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K January 22, 2002 updating the Company's description of its capital stock. The Company filed a Current Report on Form 8-K March 19, 2002 reporting the adoption of a preferred shareholder rights plan. The Company filed a Current Report on Form 8-K May 3, 2002 reporting production rates of the Guaduas Oil Field.


SIGNATURES

                                      SEVEN SEAS PETROLEUM INC.




Date: May 15, 2002                    By: /s/ LARRY A. RAY
                                         ---------------------------------------
                                          Larry A. Ray, President and
                                          Chief Operating Officer



                                      By: /s/ RONALD A. LEFAIVE
                                         ---------------------------------------
                                          Ronald A. Lefaive, Chief Financial
                                          Officer and Secretary