Form 10-Q
period 2002-06-30
SEVEN SEAS PETROLEUM INC
filed 2002-08-14
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________to__________

     Commission File No. 0-22483 _____________

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

     Yes   X    No
        -------    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 13, 2002, there were 37,939,624 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share.

                            SEVEN SEAS PETROLEUM INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                              ----
    Item 1. Financial Statements
            Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
            and December 31, 2001 .........................................................    3

            Consolidated Statements of Operations for the three months
            and six months ended June 30, 2002 and 2001 (Unaudited)........................    4

            Consolidated  Statements  of Cash  Flows for the six  months ended June 30,
            2002 and 2001  (Unaudited).....................................................    5

            Notes to Consolidated Financial Statements (Unaudited).........................    6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................   13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................   17

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K...............................................   18

                                     PART I.
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               JUNE 30,   DECEMBER 31,
                                                                                 2002         2001
                                                                              ---------   ------------
                                                                             (UNAUDITED)

                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $  12,318    $  18,638
    Restricted cash and cash equivalents                                          3,737        6,041
    Short-term investments                                                         --            121
    Restricted short-term investments                                             1,145       10,563
    Accounts receivable, net of $278 and $749 allowance, respectively             2,735        5,603
    Inventory                                                                       889        1,052
    Prepaids and other                                                            1,360        2,064
                                                                              ---------    ---------
Total Current Assets                                                             22,184       44,082

Note receivable from related party                                                  200          200
Long term investments                                                               270          283
Prepaid taxes                                                                     3,100        2,482
Land                                                                                945          945
Evaluated oil and gas interests, full-cost method, net of
       accumulated depletion of $8,535 at June 30, 2002
       and $5,014 at December 31, 2001                                          114,585      160,924
Unevaluated oil and gas interests, full-cost method                              34,922       70,616
Fixed assets, net of accumulated depreciation of $1,514 at
    June 30, 2002 and $1,336 at December 31, 2001                                   612          754
Other assets, net of accumulated amortization of $2,992 at
    June 30, 2002 and $2,442 at December 31, 2001                                 2,927        3,469

Deferred tax asset                                                                  176        1,042
                                                                              ---------    ---------
TOTAL ASSETS                                                                  $ 179,921    $ 284,797
                                                                              =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $   9,942    $  11,211
    Interest payable                                                              1,719        1,719
    Other accrued liabilities                                                     3,580        3,264
                                                                              ---------    ---------
Total Current Liabilities                                                        15,241       16,194

Long-term debt                                                                  153,432      153,102
Long term payables                                                                5,674        2,355
Deferred tax liability                                                            5,640        4,943

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
Share capital-
    Authorized 200,000,000 shares par value $0.001 per share, of which 150,000,000 shares are designated as ordinary shares and 50,000,000 are designated as Series A Junior Preferred shares; and 37,920,555 and 37,858,530 issued and outstanding common shares at June 30, 2002 and December 31, 2001,
    Respectively                                                                225,911      225,866
 Warrants outstanding                                                             2,189        2,192

 Other comprehensive income (loss)                                                 --            (45)
 Retained earnings                                                             (228,166)    (119,810)
 Treasury stock, 29 shares held at June 30, 2002 and December 31, 2001             --           --
                                                                              ---------    ---------
 Total Stockholders' Equity                                                         (66)     108,203
                                                                              ---------    ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 179,921    $ 284,797
                                                                              =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited; In thousands, except share data)

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------     --------------------------
                                                        2002            2001            2002            2001
                                                    ----------        ---------       ---------       ---------
REVENUES
  Crude oil sales .............................      $   5,851       $   1,217       $  13,460       $   4,611
  Interest income .............................            135             158             309             400
                                                     ---------       ---------       ---------       ---------
                                                         5,986           1,375          13,769           5,011
EXPENSES
  Oil and gas operating expenses ..............          1,048           1,074           2,343           2,106
  Depletion, depreciation and amortization ....          1,725             509           4,249           1,423
  Interest expense ............................          2,818             201           5,564             385
  General and administrative ..................          1,252           1,608           2,268           3,111
  Other expense ...............................             34              66               7             135
  Writedown of proved oil and gas properties ..        106,131            --           106,131            --
                                                     ---------       ---------       ---------       ---------
                                                       113,008           3,458         120,562           7,160


NET LOSS BEFORE INCOME TAXES ..................       (107,022)         (2,083)       (106,793)         (2,149)


INCOME TAXES ..................................         (1,563)           --            (1,563)           --
                                                     ---------       ---------       ---------       ---------

NET LOSS ......................................       (108,585)         (2,083)       (108,356)         (2,149)


BASIC AND DILUTED  NET LOSS PER COMMON SHARE ..      $   (2.86)      $   (0.06)      $   (2.86)      $   (0.06)
                                                     =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....      37,905,990      37,856,073      37,882,337      37,846,409


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                           2002             2001
                                                                         ---------        ---------
OPERATING ACTIVITIES
     Net loss ....................................................       $(108,356)       $  (2,149)
     Add (subtract) items not requiring (providing) cash:
     Interest expense, non-cash ..................................           3,242             --
     Depletion, depreciation and amortization ....................           4,249            1,423
     Deferred tax ................................................           1,563             --
     Net realization of losses on hedging instruments ............           1,161             --
     Amortization of investments .................................            --               (141)
     Writedown of oil and gas properties .........................         106,131             --
     Changes in working capital excluding changes to cash and cash equivalents:
          Accounts receivable ....................................           2,868            5,376
          Interest receivable ....................................            --                 55
          Inventory ..............................................             163             (195)
          Prepaids and other, net ................................            (411)              50
          Accounts payable .......................................          (2,684)            (932)
          Other accrued liabilities and other ....................             316              208
                                                                         ---------        ---------
          Cash flow Provided by Operating Activities .............           8,242            3,695
                                                                         ---------        ---------
INVESTING ACTIVITIES
          Exploration and development of oil and gas properties ..         (26,361)         (18,810)
          Proceeds from sale of investments ......................           9,539            8,043
          Other asset additions ..................................             (44)            (406)
                                                                         ---------        ---------
          Cash Flow Used in Investing Activities .................         (16,866)         (11,173)
                                                                         ---------        ---------
FINANCING ACTIVITIES
          Proceeds from share capital issued .....................            --                 59
          Proceeds from issuance of long-term debt ...............            --              3,000
                                                                         ---------        ---------
          Cash Flow Provided by Financing Activities .............            --              3,059
                                                                                          ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ......................          (8,624)          (4,419)
Cash and cash equivalents, beginning of period ...................          24,679           12,128
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................       $  16,055        $   7,709
                                                                         =========        =========


    Supplemental disclosures of cash flow information:

    The Company incurred interest costs of $10.3 million and $7.0 million for the six-month periods ended June 30, 2002 and 2001, respectively, and $4.7 million and $6.6 million of interest costs was capitalized during the respective periods.

    Cash paid for interest for the six-month periods ended June 30, 2002 and 2001 was $6.9 million and $7.0 million, respectively.

    The Company paid $45,500 and $0 in estimated income taxes during the six-month periods ended June 30, 2002 and 2001, respectively.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements of Seven Seas Petroleum Inc. and Subsidiaries (collectively the "Company" or "Seven Seas") have been prepared in accordance with instructions to Form 10-Q as prescribed by the United States Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying unaudited consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


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

     As of June 30, 2002, the Company has spent $242.2 million to acquire and $113.1 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of fourteen exploratory and seven development wells within the Dindal and Rio Seco association contract areas. Fourteen wells have been productive and one well has been converted into a gas injection well. All but one of the remaining six wells are temporarily abandoned; one of these six wells has been plugged and abandoned. As of June 30, 2002, the Guaduas Oil Field had produced a cumulative volume of approximately
4.8 million (2.2 million net to Seven Seas) barrels of oil.

     In 2001 and 2002, the Company has drilled seven development wells and constructed a 40-mile pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. The Guaduas - La Dorada pipeline has an initial throughput capacity of approximately 25,000 barrels of oil per day ("BOPD"), expandable to approximately 40,000 BOPD with additional investment. Seven Seas also constructed production facilities for production of approximately 25,000 BOPD.

SUBTHRUST DINDAL PROSPECT - DEEP DINDAL ASSOCIATION CONTRACT

     The Subthrust Dindal Prospect is located below the producing zones of the Guaduas Oil Field. In December 2001, the Company commenced drilling of the Escuela 2 exploratory well to test this prospect. The Escuela 2 well was originally programmed to reach a total measured depth of approximately 18,000 feet. Based on updated geological information, the targeted depth was later extended to approximately 19,500 feet subject to drilling results and costs.

     As of August 12, 2002, the Escuela 2 exploration well has been drilled to a total measured depth of 19,109 feet with estimated cumulative costs of $19.1 million. As of August 9, 2002, the $15 million escrowed to drill and complete the well has been spent.

     The Company believes that the geological information available at this time indicates that the Escuela 2 is currently drilling in the lower Cretaceous (Utica-Caballos) formation with potential reservoir rocks. Seven Seas also believes it is likely that the Cambao fault has not been encountered. A review of drilling samples and paleontological work is being carried out on a continual basis to aid in the geological interpretation. When the well reaches its total depth, the Company plans to run electric logs for further evaluation.

     As a result of a January 2001 farm-out agreement with its partners in the Guaduas Oil Field, Seven Seas has a 100% working interest in the Deep Dindal association contract, subject to an obligation to assign a portion of this interest to its partners after the first well has been drilled. The Company will pay all of the cost of drilling and testing the Subthrust Dindal Prospect. Should the Escuela 2 be completed as a commercial well, the Company will be obligated to assign either a collective 25.85% working interest to Cimarrona LLC and Sipetrol, its partners in the Guaduas Oil Field, or a 9.4% working interest to Cimarrona LLC and a 4.86% overriding royalty interest to Sipetrol.

    If the Escuela 2 is not completed as a commercial oil discovery, but the results do provide justification for a second Subthrust Dindal Prospect test, the Company will renegotiate the ownership participation in a second test well. The Deep Dindal association contract requires that we drill an exploration well during each of the two eighteen month exploration stages. The drilling of the Escuela 2 satisfies the requirements of the first exploration stage, which ends October 24, 2002.

3.  CAPITAL AVAILABILITY AND LIQUIDITY:

     The late May 2002 commencement of gas injection activities allowed a resumption of production from several significant wells that had been previously shut-in or curtailed due to high gas-to-oil ratios. However, when the wells were opened for production or were no longer curtailed, oil production rates did not increase as anticipated. Production from the Guaduas Oil Field has averaged approximately 7,500 BOPD gross (3,400 net to Seven Seas) during the second quarter of 2002. This is approximately 2,600 BOPD (1,200 net to Seven Seas) less than the first quarter average daily production of approximately 10,100 BOPD (4,700 net to Seven Seas).

     Beginning in the second quarter and continuing forward, Guaduas Oil Field production has been declining. The resulting reduction in cash flows and an estimated $6 million in additional costs on the Escuela 2 over the budgeted dry hole costs through August 12, 2002 have materially weakened the Company's cash flow and working capital position. There is now a risk that the November 15, 2002 $6.9 million interest payment on the $110 million Senior Notes will not be made.

     In light of the material reduction to the Company's June 30, 2002 proved reserves (see Footnote 4), the Company has begun discussions with our secured debt holders ($22.5 million CHK Notes and $22.5 million Series A Notes -- see Footnote 9). These discussions involve the Company's current financial position and various go-forward scenarios that could include a sale of assets.

     The Company does not have a bank line of credit and our only source of working capital is from operating cash flows. Therefore, the Company remains dependent on Guaduas Oil Field production. If production is interrupted for an extended period of time, or if prices decline for an extended period of time, or if the Escuela 2 costs significantly exceed the current $19.1 million in expenditures, cash reserves may decline to the point where the payment of the semiannual interest on the $110 million Senior Notes would become uncertain. In May 2002, the Company said that it "believes that at present oil prices, revenues from current levels of production will continue to exceed operating expenses, general and administrative costs, and debt interest payments." Due to recent declines in production, the Company now believes that revenues from current production are insufficient to cover the aforementioned costs.

4. OIL AND GAS PROPERTY:

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

     The Company recorded an impairment to oil and gas properties of $106.1 million, as of June 30, 2002. There was no tax effect as a result of this charge. See Footnote 5 for a discussion of the tax effects. This write-down was caused primarily by a 66% volumetric downward revision in the Company's proved oil reserves, but was partially offset by a favorable realized crude oil price as of June 30, 2002 versus December 31, 2001, the date of the previous reserve report.

    Based on Ryder Scott Company Petroleum Consultants' ("Ryder Scott") report as of June 30, 2002, the Company's proved reserves are approximately 16.3 million barrels of oil. This represents a 31.3 million barrel reduction (66%) compared with the previously reported 47.6 million barrels of oil as of December 31, 2001. The present value, discounted continually over the expected life of the production at 10% per annum, (the "SEC PV10") is approximately $136.3 million or $136.0 million less (50%) than the December 31, 2001 SEC PV10 of $272.3 million.

    The June 30, 2002 66% reserve reduction is attributable to lower oil production rates, lower production pressures, and the occurrence of rapid gas encroachment in structurally higher wells in the Guaduas Oil Field. Ryder Scott eliminated proved reserves located in the structurally higher portion of the producing reservoir.

     As of June 30, 2002, unevaluated oil and gas interests amount to $34.9 million primarily comprised of $15 million of Deep Dindal association contract acquisition costs and $17.7 million of Escuela 2 drilling costs. The unevaluated costs are $35.7 million lower than the $70.6 million reported as of December 31, 2001. The reduction is primarily attributable to $52.5 million of unevaluated acquisition costs and associated capital interest costs related to the development of Dindal and Rio Seco probable reserves. These costs have been transferred to evaluated properties as of June 30, 2002. Based on recent production data from the Guaduas Oil Field, it is no longer likely that the Company will drill the wells previously scheduled to test these areas of unproved reserves. Additionally, the Company's current financial position, as discussed in Footnote 3, precludes committing the necessary capital resources to continue evaluating these unproved reserves.

5. INCOME TAXES:

RECLASSIFICATION

     Deferred tax liabilities reclassifications of $22.1 million have been made to the prior year's financial statements to conform to the current year presentation. The reclassification offsets the deferred tax liability against the oil and gas property balance and has no effect on the previously reported results of operations. These deferred tax costs were originally recorded to oil and gas property to reflect the difference between book and tax basis related to acquisitions completed in 1996 and 1997.

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company's subsidiaries had Colombian Net Operating Losses ("NOLs") of $5.3 million before considering the 2001 tax filing. At the time of the Form 10-K filing, the Company assumed that $4.4 million of the NOLs would be used to offset 2001 Colombian tax liabilities. However, due to changes in tax planning strategies, the Company's subsidiaries did not use NOLs. Instead, additional tax deductions resulting from the implementation of the tax strategy increased the deferred tax liability associated with excess depletion for Colombian tax purposes as compared to the US GAAP balances by an amount in excess of the unused NOLs. As of December 31, 2001, the excess Colombian tax depletion as compared to book depletion resulted in a $9.4 million deferred tax liability.

     The Company believes that the $5.3 million in NOLs are fully realizable. The Company's subsidiaries operating in Colombia are projected to show profits from a Colombian subsidiaries' tax perspective in 2003 and forward. The Colombian subsidiaries' books do not reflect significant costs associated with the parent entities' books. These costs are primarily the interest on the Company's debt, corporate G&A, and acquisition costs.

     Of our three operating subsidiaries, GHK Colombia, a US company, is the only entity that could potentially have a tax obligation outside of Colombia. GHK Colombia receives a US tax credit for taxes paid in Colombia, however timing differences could possibly occur that create a US tax payment obligation. For purposes of the deferred tax presentation, we have assumed that GHK Colombia does not have any US deferred tax liabilities, and we have also assumed that any US deferred tax assets and any NOLs have a full valuation allowance.

OIL AND GAS PROPERTY WRITEDOWN

     As discussed in Footnote 4, oil and gas properties were written down by $106.1 million as of June 30, 2002. There was not a related tax effect because the property balance remains greater than the investment recognized in the tax returns in Colombia. The excess investment represents the acquisition and capital interest costs recorded on the Company's books that are not recognized as tax deductions on the Colombian subsidiaries' books. The Company is incorporated in the Cayman Islands and has recognized no tax liabilities related to the Cayman Islands.

2002 ACTIVITY

     During 2002, an increase in the Company's depletion difference per book basis as compared to tax basis created a $3.2 million deferred tax liability. Other temporary differences between book and tax lessened our deferred tax liability by $1.6 million. The net effect to the income statement is $1.6 million in income tax expense.

OTHER TAXES

     Under Colombian laws, an entity must pay a tax on their income tax returns of at least 6% of the entity's net equity. Certain entities can be exempted from paying this minimum tax during the first four operating years as defined by Colombian law. Seven Seas' believes that its subsidiaries operating in Colombia qualify under the aforementioned exemption. Accordingly, Seven Seas has not recorded a liability related to the presumptive tax in 2002.

     Colombian law provides for a tax on foreign entities that repatriate profits from Colombia. The tax is referred to as a remittance tax and is assessed at 7% on all profits withdrawn from the country. An entity can avoid paying the tax by reinvesting profits in Colombia for five years. The Company's subsidiaries operating in Colombia have generated substantially no commercial profits to date and thus no liability has been created on the books. The Company has used the income tax rate of 35% to calculate any deferred tax liability, and has assumed no remittance tax effect on any deferred tax calculation.

6.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

CAPITALIZED COSTS

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

     We capitalized general and administrative costs of $0.8 million for the six-month periods ending June 30, 2002 and 2001, respectively. The Company capitalized interest costs of $4.7 million and $6.6 million for the six-month period ended June 30 2002 and 2001, respectively.

OTHER ASSETS

     Included in other assets are costs associated with the issuance of long-term debt. These costs are being amortized ratably over the life of the notes. Total debt issuance costs for the Senior Notes amounted to $4.2 million, of which $1.8 million has not been amortized as of June 30, 2002. Total debt issuance costs for the $45 Million Notes amounted to $1.7 million, of which $1.1 million remains unamortized as of June 30, 2002. See Footnote 9 for additional information on the notes.

PREPAIDS AND OTHER

     Prepaids and other includes $1.1 million of Colombian withholding taxes as of June 30, 2002. Prepaid taxes consist of $3.1 million in Value Added Tax credits that can be applied against future income tax payable.

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

     The Company recorded a $1.1 million liability in Accounts Payable for 49,000 barrels of oil relating to pipeline sales in excess of the Company's entitled volumes. The Company expects that the pipeline imbalance will be settled in the third quarter of 2002.

     The Company sells substantially all of its production to Hocol.

7.  CASH AND CASH EQUIVALENTS:

     The Company considers highly liquid investments with maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands):


                                                       JUNE 30     DECEMBER 31
                                                        2002          2001
                                                       -------     -----------
                 Cash ............................      5,679        14,549

                 Cash Equivalents ................     10,376        10,130
                                                       ------        ------
                   Total Cash and Cash Equivalents     16,055        24,679
                                                       ======        ======


     As of June 30, 2002, the Company had working capital of $6.9 million. This amount includes unrestricted cash and cash equivalents of $12.3 million. The restricted cash and restricted short-term investments total $4.9 million and are comprised of the following escrow balances: Escuela 2 - $3.6 million, Senior Notes interest - $1.1 million and Colombian reforestation - $0.2 million. All restricted balances are offset by current liabilities with the exception of the Colombian reforestation escrow amounts. During the second quarter of 2002, working capital decreased by $12.8 million primarily because of drilling operations. Our remaining non-discretionary cash commitments for 2002 are limited to the November semi-annual interest payments on the Senior Notes totaling $6.9 million. The CHK Notes limits additional indebtedness to $1.0 million (see Footnote 9). Continuing operations and drilling activities for the year must be funded from operational cash flows. All Escuela 2 restricted funds were expended by the time of this 10-Q filing.

8.  DERIVATIVE INSTRUMENTS:

     Effective January 1, 2001, Seven Seas adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred into other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs. Effectiveness is monitored quarterly and any ineffectiveness is reported in revenues in the statement of consolidated operations.

     On November 9, 2001, the Company acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. As of June 30, 2002, all of the put options have been settled. Revenues for the first six-months reflect a $1,161,000 reduction related to the cash flow hedges settled in the first six months of 2002 and a $30,000 gain related to the settlement of the January put options.


                    ROLL-FORWARD OF OTHER COMPREHENSIVE INCOME (IN THOUSANDS):
                    ----------------------------------------------------------
                    Balance at December 31, 2001                                  $    (45)
                    Change in fair value of derivate instruments                    (1,116)
                    Realization of losses on hedging instruments                     1,161
                                                                                  --------
                    Balance at June 30, 2002                                      $     --
                                                                                  --------

9.    DEBT AND LONG-TERM OBLIGATIONS:

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

SHAREHOLDER RIGHTS OFFERING

     The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. The Series A Notes will bear interest at 12% annum, compounded quarterly, and interest will accrue for the first two years. As of June 30, 2002, the combined accrued interest on the CHK Notes and Series A Notes is $5.3 million and is classified on the balance sheet as long-term interest payable. Accrued interest will be due at maturity on November 7, 2004. Shareholders purchased approximately $2 million of Series A Notes with warrants to purchase approximately 1.1 million shares at an exercise price of $1.78. The remainder of the Series A Notes were purchased by a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer.

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

DISCOUNT ON $45 MILLION NOTES

     The $22.5 million CHK Notes and the $22.5 million Series A Notes are collectively referred to as the "$45 Million Notes". The $45 Million Notes were issued along with detachable warrants to purchase shares of common stock. Based on an independent valuation, the fair market valuation of the detachable warrants at the date of issuance was determined to be $2.2 million, and the $45 Million Notes were valued at $42.8 million, representing a $2.2 million discount. The discount is amortized to interest expense over the life of the $45 Million Notes in order to reduce the discount to zero by the due date of the $45 Million Notes. During the first half of 2002, $0.3 million of imputed interest expense was recognized in the Consolidated Statements of Operations. Cumulative imputed interest from inception amounts to $0.6 million as of June 30, 2002.

$110 MILLION SENIOR NOTES

     The Company issued $110 million aggregate principal amount of 12-1/2% notes due 2005 ("Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature May 15, 2005. Interest payments of approximately $6.9 million are due on May 15 and November 15 of each year.

10.  COMMITMENTS AND CONTINGENCIES:

POPULAR ACTION SUIT

     In February 2002, the Company was served notice of a popular action suit before the Guaduas Equity Court. The Peoples' Committee for the Environmental Protection of Guaduas, a local, non-governmental organization, filed this claim. The plaintiffs are requesting that the courts take the following actions: a) suspend oil activity on the upper part of the San Francisco River Basin because that area is a forest reserve and b) suspend the underground waters concession GHK Colombia has over the El Hoyon aquifer. If the court decided in favor of the plaintiff's claims, the Company's Escuela 2 drilling operations would cease or become impaired.

     On April 29, 2002, the Company appeared before the Guaduas Equity Court stating that the Company has obtained a proper environmental license from the competent environmental authority to conduct oil exploration activities, drill the Escuela 2 well in the San Francisco River Basin and use the aquifer water. The Company also contends that the drilling activities do not affect the basin, which is an argument that is supported by independent third party studies and served as the basis to obtain the environmental permit to drill the Escuela 2 well in that area. The purpose of the Court hearing was to gather information. The Guaduas Equity Court took no actions; however, the Court did acknowledge that the Colombian Ministry of Environment is a party to this suit. Based on this acknowledgement, the Company has requested a change of venue to the Administrative Court in Bogota.

     On July 29, 2002, a court ordered inspection of the Escuela 2 drilling operations was completed by a court-appointed panel of three experts. The experts' findings will be presented to the court in approximately 45 days.

     The Company's management and Colombian counsel believe that it is unlikely the Court will render these adverse rulings.

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

     The Company's management and Colombian counsel believe that it is unlikely the Court will render these adverse rulings.


11.  NEW ACCOUNTING PRONOUNCEMENTS:

     In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and loses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect the adoption of SFAS 145 to have a material impact on our financial position, results of operations or cash flows.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do no expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations or cash flows.

     Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an assets retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

     The FASB is currently considering numerous proposals for the adoption of new accounting pronouncements. We cannot predict whether any of these proposal will be adopted, and if adopted what effect these proposals, including the proposal to require the reporting of stock options grants as a compensation expense, may have on our financial statements.


12.  RELATED PARTY TRANSACTIONS:

   On March 31, 2002, the Company amended a $200,000 unsecured loan to Larry A. Ray, President and Chief Operating Officer. The new terms provide for an interest rate of 2.69% with a due date of September 3, 2003. The original $200,000 loan was made on November 1, 1997 at a 6.06% interest rate and was due on November 1, 2002. The recently enacted Sarbanes-Oxley Act of 2002 prohibits any further renewal of the loan.


13.  SUBSEQUENT EVENTS:

    On August 11, 2002, the Government of Colombia declared a "state of emergency" for 90 days, extendable for another 90 days thereafter. In order to finance a military build-up to combat ongoing guerilla activity, the Government placed a 1.2% tax on all businesses with net assets greater than $60,000. It is too early to estimate the tax effect of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                    OVERVIEW

     Our principal asset is a 57.7% interest (before participation by Ecopetrol, the Colombian national oil company) in the Dindal and Rio Seco association contracts, which cover the area in which the Guaduas Oil Field is located. As of June 30, 2002, the Ryder Scott Company Petroleum Consultants ("Ryder Scott") estimated Seven Seas' net proved reserves attributable to the delineation of 7,445 acres of the Guaduas Oil Field were 16.3 million barrels of oil with a present value discounted continually over the expected life of the production at 10% per annum (the "SEC PV10") of $136.3 million based upon second quarter ending oil prices. As the operator of the field, we exercise direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona (9.4%), and Sipetrol (32.9%). In May 2000, Ecopetrol elected not to participate in the development of the Guaduas Oil Field. Together with our partners, we elected to proceed with field development on a sole-risk basis, meaning we pay 100% of the costs and receive 100% of the revenues from production less a fixed 20% Colombian government royalty. After we have recovered 200% of the development costs and certain exploration costs, Ecopetrol will have the right to become a 50% working interest partner in the project.

                               RECENT DEVELOPMENTS

PROVED RESERVES

    Ryder Scott's recently completed report on the Guaduas Oil Field's proved reserves, as of June 30, 2002, estimates proved reserves at 16.3 million barrels of oil. This represents an approximate 31.3 million barrel reduction (66%) compared to Ryder Scott's December 31, 2001 report which estimated proved reserves of 47.6 million barrels of oil. The SEC PV10 is approximately $136.3 million, or $136.0 million less (50%) than the December 31, 2001 SEC PV10 of $272.3 million. The SEC PV10 decline was partially offset by higher oil prices as of June 30, 2002.

   The 66% reduction in reserve volume is attributable to lower oil production rates, lower production pressures, and the occurrence of rapid gas encroachment in structurally higher wells in the Guaduas Oil Field. Ryder Scott eliminated proved reserves located in the structurally higher portion of the producing reservoir in the revised report as of June 30, 2002.

   The Company's proved reserves as of June 30, 2002, and December 31, 2001, are listed in the below table. These reserves consist entirely of crude oil in Colombia.

    Proved developed and undeveloped reserves (in barrels):

                                        UNE, 30 2002      DECEMBER 31, 2001
                                        ------------      -----------------
               Beginning of year ..      47,587,599           47,991,956
               Production .........        (735,200)            (938,969)
               Revision of estimate     (30,601,342)             534,612
                                        -----------          -----------
               End of period ......      16,251,057           47,587,599
                                        ===========          ===========
               Proved undeveloped .       2,007,052           20,121,866
                                        -----------          -----------
               Proved developed ...      14,244,005           27,465,733
                                        ===========          ===========

 DEVELOPMENT DRILLING PROGRAM

    At the beginning of the third quarter, the Company elected to suspend further development drilling in the Guaduas Oil Field pending a reassessment of recently drilled wells, current production data, and the results of planned production enhancement efforts on existing wells. The last three development wells had average initial production rates of approximately 700 BOPD.

     Sipetrol proposed drilling an eighth development well, the El Segundo 2-N. Because a drilling rig was currently on location, the Company had limited time to evaluate the proposal and ultimately declined to participate. The Company's future participation in the revenues from the El Segundo 2-S will be subject to Sipetrol recovering 300% of our share of drilling costs from net operating revenues.

    A recap of initial and June 2002 production rates for the seven wells completed as part of our 2001/2002 development drilling program is as follows:

                                                               INITIAL PRODUCTION      PRODUCTION RATE (JUNE
               WELL                       COMPLETION DATE           TEST BOPD                2002) BOPD
               ----                       ---------------           ---------                ----------
               El Segundo 5-S..........          May 2001           1,800-2,900               Shut-in
               Tres Pasos 5-W..........    September 2001             700-1,000                   400
               El Segundo 5-E..........      October 2001                 2,400                 1,800
               Tres Pasos 6-N..........      January 2002                 3,000                 1,200
               Tres Pasos 6-E..........        March 2002                 1,000                   250
               Tres Pasos 7-W..........          May 2002                   600                   500
               El Segundo 5-N..........         June 2002                   500                   500


PRODUCTION OPERATIONS

     At the end of May 2002 the Company commenced gas injection operations and a study directed towards reconfiguration of several electric submersible pumps in an attempt to optimize oil production. The Company is also implementing a workover program to enhance production from existing wells consisting of hydraulic fracture treatments and cement squeezes to curtail water and/or gas production. The impact of these operations may not be known for several months.

     The Company has injected at rates of up to 4,900 MCF/D or approximately 80% of the planned injection volume. However, due to possible gas encroachment in certain parts of the reservoir, the Company now believes that current production rates, which averaged approximately 7,500 BOPD gross (3,400 net to Seven Seas) for the second quarter, will not be improved by gas injection. July 2002 production averaged 6,700 BOPD gross (3,100 net to Seven Seas). Production declines have recently diminished.

EXPLORATION DRILLING

     The Subthrust Dindal Prospect is located below the producing zones of the Guaduas Oil Field. In December 2001, the Company commenced drilling of the Escuela 2 exploratory well to test this prospect. The Escuela 2 well was originally programmed to reach a total measured depth of approximately 18,000 feet. Based on updated geological information, the targeted depth was later extended to approximately 19,500 feet subject to drilling results and costs.

      As of August 12, 2002, the Escuela 2 exploration well has been drilled to a total measured depth of 19,109 feet with estimated cumulative costs of $19.1 million. As of August 9, 2002, the $15 million escrowed to drill and complete the well has been spent.

     The Company believes that the geological information available at this time indicates that the Escuela 2 is currently drilling in the lower Cretaceous (Utica-Caballeros) formation with potential reservoir rocks. Seven Seas also believes it is likely that the Cambao fault has not been encountered. A review of drilling samples and paleontological work is being carried out on a continual basis to aid in the geological interpretation. When the well reaches its total depth, the Company plans to run electric logs for further evaluation.

ASSOCIATION CONTRACTS

     In July 2002, Ecopetrol granted an extension to August 31, 2002 for purposes of completing an exploration well on the Aguachica Prospect to satisfy the terms of the Rosablanca Association Contract. Because of delays related to political uncertainty and security issues in the surrounding area, the Company has requested at least a drilling extension of at least one month from Ecopetrol.

     In April 2002, Ecopetrol granted a four-month extension to August 23, 2002 for the Company to comply with its obligations under the first stage of the Cristales Association Contract exploration period. The Company plans to request an extension for additional time to complete and evaluate this first stage work program. Participation in the second year of the association contract requires an approximate $2.5 million expenditure.

                              OUR CURRENT STRATEGY

     Our strategy for 2002 is currently being reassessed. Beginning in the second quarter and continuing forward, Guaduas Oil Field production has been declining. The resulting reduction in cash flows and an estimated $6 million in additional costs on the Escuela 2 over the budgeted dry hole costs through August 12, 2002, have materially weakened the Company's cash flow and working capital position. There is now a risk that the November 15, 2002 $6.9 million interest payment on the $110 million Senior Notes will not be made.

     The Company has elected to suspend development drilling operations pending a complete a review of all geological, geophysical, and reservoir engineering data. The Company is currently implementing a well workover program in an effort to increase production from existing wells. Additionally, the decision whether to drill the Santa Fe #1 well, an exploratory test of our Aguachica prospect, has been delayed due to political uncertainty and security issues in the surrounding area (the prospect is located in the northern part of the country, approximately 220 miles northwest of Bogota). The Company has requested a drilling extension of at least one month from Ecopetrol.

     In light of the material reduction to the Company's June 30, 2002 proved reserves (see Notes to Consolidated Financial Statements - Footnote 4), the Company has begun discussions with our secured debt holders ($22.5 million CHK Notes and $22.5 million Series A Notes). These discussions involve the Company's current financial position and various go-forward scenarios that could include a sale of assets.

     The Company does not have a bank line of credit and our only source of working capital is from operating cash flows. Therefore, the Company remains dependent on Guaduas Oil Field production. If production is interrupted for an extended period of time, or if prices decline for an extended period of time, or if the Escuela 2 costs significantly exceed the current $19.1 million in expenditures, cash reserves may decline to the point where the payment of the semiannual interest on the $110 million Senior Notes would become uncertain. In May 2002, the Company said that it "believes that at present oil prices, revenues from current levels of production will continue to exceed operating expenses, general and administrative costs, and debt interest payments." Due to recent declines in production, the Company now believes that revenues from current production are insufficient to cover the aforementioned costs.

DEVELOPMENT

     Our 2001/2002 nine well development drilling program has been suspended after the successful completion of the first seven wells. Additionally, an existing well has been converted to a gas injection well as part of our gas injection program. Sipetrol proposed an additional development well, the El Segundo 2-S. Because a drilling rig was currently on-location, the Company had limited time to evaluate the proposal and ultimately declined to participate. The Company's future participation in the revenues from El Segundo 2-S will be subject to Sipetrol recovering 300% of our share of drilling costs from future net operating revenues.

EXPLORATION

On December 6, 2001, we commenced drilling the Escuela 2 subthrust exploratory test. Refer to previous comments under "Recent Developments-Exploration Drilling."

    By August 31, 2002, we are committed to drill an exploratory well to test the Aguachica prospect under the Rosablanca association contract. The proposed Santa Fe 1 well is planned to a projected depth of 3,500 feet at a total gross cost of approximately $1.0 million. We will incur 100% of these costs. Due to political uncertainty and security issues in the surrounding area, Seven Seas is requesting an extension of at least one month to drill the well.

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     As of June 30, 2002, the Company had working capital of $6.9 million. The working capital amount includes unrestricted cash and cash equivalents of $12.3 million as of June 30, 2002. Restricted cash and short-term investments totaling $4.9 million are comprised of the following escrow balances: Escuela2 - $3.6 million, Senior Notes interest - $1.1 million and Colombian reforestation - $0.2 million. All restricted balances are offset by current liabilities with the exception of the Colombian reforestation escrow amounts. During the second quarter of 2002, working capital decreased by $12.8 million primarily because of drilling operations. Our remaining non-discretionary cash commitments for 2002 are limited to the November semi-annual interest payments on the Senior Notes totaling $6.9 million. The CHK Notes limits additional indebtedness to $1.0 million. Continuing operations and drilling activities for the year must be funded from operational cash flows.

     During the six-month periods ending June 30, 2002 and 2001, cash flows provided by operating activities were $8.2 million and $3.7 million, respectively.

EQUITY AND FINANCING ACTIVITIES

     As of June 30, 2002, we had 37,920,555 outstanding common shares, par value of $0.001 per share, of which none are restricted.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     For the three months ended June 30, 2002 (the "Current Quarter"), we incurred a net loss of $108.6 million or $2.86 per common share, including a non-cash writedown of oil and gas properties of $106.1 million. This compares to a net loss of $2.1 million, or $0.06 per common share during the three months ended June 30, 2001 (the "Prior Quarter").

     Crude oil sales in the Current Quarter increased by $4.7 million to $5.9 million as compared to the Prior Quarter largely because of the July 2001 commencement of pipeline operations and the ongoing development drilling program. The Current Quarter had total sales of 286,469 barrels at an average price of $22.08 per barrel. The Prior Quarter had total sales of 60,331 barrels at an average price of $19.89 per barrel. The effect of the put option settlement during the second quarter 2002 resulted in a $0.6 million decrease in revenues for the Current Quarter.

     Oil production in the Current Quarter and Prior Quarter were 313,700 barrels and 113,400 barrels respectively.

     Depletion, depreciation and amortization costs increased by $1.2 million to $1.7 million in the Current Quarter as compared to

$0.5 million in the Prior Quarter. The increase is primarily the result of increased production and the amortization associated with the $45 million notes.

     Operating expenses in the Current Quarter and Prior Quarter were $1.0 million and $1.1 million, respectively.

     General and administrative costs were $1.3 million and $1.6 million for the Current Quarter and Prior Quarter respectively. The $0.3 million decrease is primarily attributable to a decline in consulting and legal expenses.

     Interest expense increased by $2.6 million to $2.8 million in the Current Quarter as compared to Prior Quarter. The $2.6 million increase is the result of $1.6 million of additional interest expense associated with $45 Million Notes and the year-end reduction of unevaluated property costs that resulted in a $0.8 million reduction in capitalized interest costs, and $0.2 million imputed interest on warrants.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     For the six-month period ended June 30, 2002 (the "Current Period"), we incurred a net loss of $108.4 million, or $2.86 per common share, including a non-cash writedown of oil and gas properties of $106.1 million. This compares to a net loss of $2.1 million, or $0.06 per common share during the six-month period ended June 30, 2001 (the "Prior Period").

     Crude oil sales in the Current Period increased by $8.9 million to $13.5 million as compared to the Prior Period largely because of the July 2001 commencement of pipeline operations and the ongoing development drilling program. The Current Period had total sales of 735,171 barrels at an average price of $19.85 per barrel. The Prior Period had total sales of 224,062 barrels at an average price of $20.53 per barrel. The effect of the put option settlement during the second quarter 2002 resulted in a $1.1 million reduction in net income.

     Oil production in the Current Period and Prior Period were 735,200 barrels and 280,100 barrels respectively.

     Depletion, depreciation and amortization costs increased $2.8 million to $4.2 million in the Current Period as compared to $1.4 million in the Prior Period. The increase is primarily the result of increased production and the amortization on the $45 Million Notes.

     Operating expenses in the Current Period and Prior Period was $2.3 million and $2.1 million, respectively. The $0.2 million increase is related to increased production.

     General and administrative costs were $2.3 million and $3.1 million for the Current Period and Prior Period respectively. The $0.8 million decrease is largely attributable to significant legal and consulting expenses relating to the Company's change in domicile from Canada to the Cayman Islands incurred in the prior period.

     Interest expense increased by $5.2 million to $5.6 million in the Current Period compared to Prior Period. The $5.2 million increase is the result of $2.9 million of additional interest expense associated with the $45 Million Notes, the $2.0 million reduction in capitalized interest costs related to unevaluated property, and $0.3 million in imputed interest on warrants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below. For a more thorough discussion of risks, refer to the Annual Report 10-K for the year ended December 31, 2001.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     We conduct business in a foreign currency and are subject to foreign currency exchange rate risk on cash flows related to certain sales, expenses and capital expenditures. However, because predominately all transactions in our existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations.

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

            (A) Resolution of Board of Directors authorizing Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit 4 in the Company's current report on Form 8-K filed March 19, 2002

            (B) Form of Stock Certificate of the Company, incorporated by reference to Exhibit 4(A) in the Company's annual report on Form 10-K for the year ended December 31, 2001

            (C) Description of Capital Stock of the Company, incorporated by reference to Exhibit 4(B) in the Company's annual report on Form 10-K for the year ended December 31, 2001


        (b) Reports on Form 8-K.  The Company filed the following:


        (1) Current Report on Form 8-K dated May 3, 2002 reporting production rates of the Guaduas Oil Field.


        (2) Current Report on Form 8-K dated July 3, 2002 announcing the suspension of further development drilling in the Guaduas Oil Field pending certain reassessments.

        (3) Current Report on Form 8-K dated July 19, 2002 reporting a change in independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

        (4) Current Report on Form 8-K dated July 24, 2002 announcing a re-evaluation of the Guaduas Oil Field's proved reserves resulting in a material downward revision in the Company's net proved reserves of 47.6 million barrels of oil as of December 31, 2001.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        In connection with the accompanying Quarterly Report of Seven Seas Petroleum (the "Company") on Form 10Q for the period ended June 30, 2002 (the "Report"), I, Robert A. Hefner, III, Chief Executive Officer of the Company, hereby certify that to my knowledge:

        1. The Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (the "Periodic Report") of Seven Seas Petroleum (the "Company") fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

        2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

        Dated this 14th day of August, 2002.


                                           -------------------------------------
                                           Name:  Robert A. Hefner, III
                                           Title: Chief Executive Officer


The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  In connection with the accompanying Quarterly Report of Seven Seas Petroleum (the "Company") on Form 10Q for the period ended June 30, 2002 (the "Report"), I, Ronald A. Lefaive, Chief Financial Officer of the Company, hereby certify that to my knowledge:

                  1. The Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (the "Periodic Report") of Seven Seas Petroleum (the "Company") fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

                  2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

        Dated this 14th day of August, 2002.


                                         ---------------------------------------
                                         Name:  Ronald A. Lefaive
                                         Title: Chief Financial Officer


The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.