Form 10-Q/A
period 2002-06-30
SEVEN SEAS PETROLEUM INC
filed 2002-08-15
CIK 947156

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

                                  Yes   X    No
                                     -------    ------

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

SIGNATURES
                                       SEVEN SEAS PETROLEUM INC.

Date: May 15, 2002                     By: /s/ LARRY A. RAY
                                          -------------------------------------
                                           Larry A. Ray, President and
                                           Chief Operating Officer


                                       By: /s/ RONALD A. LEFAIVE
                                          -------------------------------------
                                           Ronald A. Lefaive, Chief Financial
                                           Officer and Secretary

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

        Dated this 14th day of August, 2002.

                                           /s/ Robert A. Hefner, III
                                           -------------------------------------
                                           Name:  Robert A. Hefner, III
                                           Title: Chief Executive Officer


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

        Dated this 14th day of August, 2002.

                                         /s/ Ronald A. Lefaive
                                         ---------------------------------------
                                         Name:  Ronald A. Lefaive
                                         Title: Chief Financial Officer


The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.