Form 10-Q/A
period 2002-06-30
SEVEN SEAS PETROLEUM INC
filed 2002-11-19
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                Amendment No. 2
(Mark One)

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
 (State or other jurisdiction of                (I.R.S. Employer incorporation
       Identification No.)                            or organization)

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

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to give effect to the restatement discussed in Footnote 14 to the unaudited consolidated financial statements.


                            SEVEN SEAS PETROLEUM INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
    Item 1. Financial Statements
            Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
            and December 31, 2001 (as restated) .......................................      3
            Consolidated Statements of Operations for the three months
            and six months ended June 30, 2002 (as restated) and 2001 (Unaudited) .....      4
            Consolidated Statements of Cash Flows for the six months ended June 30,
            2002 (as restated) and 2001 (Unaudited) ...................................      5
            Notes to Consolidated Financial Statements (Unaudited) ....................      6
    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................     13
    Item 3. Quantitative and Qualitative Disclosures about Market Risk ................     18
PART II. OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K ..........................................     19


                                     PART I.
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited; In thousands, except share data)

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2002                 2001
                                                                                  -------------        -------------
                                                                                                      (as restated --
                                                                                                      see Footnote 14)
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $      12,318        $      18,638
    Restricted cash and cash equivalents                                                  3,737                6,041
    Short-term investments                                                                   --                  121
    Restricted short-term investments                                                     1,145               10,563
    Accounts receivable, net of $278 and $749 allowance, respectively                     2,735                5,603
    Inventory                                                                               889                1,052
    Prepaids and other                                                                    1,360                2,064
                                                                                  -------------        -------------
Total Current Assets                                                                     22,184               44,082
Note receivable from related party                                                          200                  200
Long term investments                                                                       270                  283
Prepaid taxes                                                                             3,100                2,482
Land                                                                                        945                  945
Evaluated oil and gas interests, full-cost method, net of
       accumulated depletion of $136,763 at June 30, 2002
       and $5,014 at December 31, 2001                                                  114,585              183,021
Unevaluated oil and gas interests, full-cost method                                      34,922               70,616
Fixed assets, net of accumulated depreciation of $1,514 at
    June 30, 2002 and $1,336 at December 31, 2001                                           612                  754
Other assets, net of accumulated amortization of $2,992 at
    June 30, 2002 and $2,442 at December 31, 2001                                         2,927                3,469
Deferred tax asset                                                                          176                1,042
                                                                                  -------------        -------------
TOTAL ASSETS                                                                      $     179,921        $     306,894
                                                                                  =============        =============
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $       9,942        $      11,211
    Interest payable                                                                      1,719                1,719
    Other accrued liabilities                                                             3,580                3,264
                                                                                  -------------        -------------
Total Current Liabilities                                                                15,241               16,194
Long-term debt                                                                          153,432              153,102
Long term payables                                                                        5,674                2,355
Deferred tax liability                                                                    5,640               27,040
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY/DEFICIT
Share capital-
    Authorized 200,000,000 shares par value $0.001 per share, of which
    150,000,000 shares are designated as ordinary shares and 50,000,000 are designated as Series A Junior Preferred shares; and 37,920,555 and
    37,858,530 issued and outstanding common shares at June 30, 2002 and
    December 31, 2001,
    Respectively                                                                        225,911              225,866
 Warrants outstanding                                                                     2,189                2,192
 Other comprehensive income (loss)                                                           --                  (45)
 Accumulated deficit                                                                   (228,166)            (119,810)
 Treasury stock, 29 shares held at June 30, 2002 and December 31, 2001                       --                   --
                                                                                  -------------        -------------
 Total Stockholders' Equity/Deficit                                                         (66)             108,203
                                                                                  -------------        -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     179,921        $     306,894
                                                                                  =============        =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited; In thousands, except share and per share data)

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------       -------------------------------
                                                      2002                2001               2002               2001
                                                   ------------       ------------       ------------       ------------
                                                 (as restated --                        (as restated --
                                                 see Footnote 14)                       see Footnote 14)
REVENUES
  Crude oil sales ...........................      $      5,851       $      1,217       $     13,460       $      4,611
  Interest income ...........................               135                158                309                400
                                                   ------------       ------------       ------------       ------------
                                                          5,986              1,375             13,769              5,011
EXPENSES
  Oil and gas operating expenses ............             1,048              1,074              2,343              2,106
  Depletion, depreciation and amortization ..             1,725                509              4,249              1,423
  Interest expense ..........................             2,818                201              5,564                385
  General and administrative ................             1,252              1,608              2,268              3,111
  Other expense .............................                34                 66                  7                135
  Writedown of proved oil and gas properties                 --                 --                 --                 --
                                                        128,228                 --            128,228                 --
                                                   ------------       ------------       ------------       ------------
                                                        135,105              3,458            142,659              7,160

NET LOSS BEFORE INCOME TAXES ................          (129,119)            (2,083)          (128,890)            (2,149)

INCOME TAX BENEFIT ..........................            20,534                 --             20,534                 --
                                                   ------------       ------------       ------------       ------------
NET LOSS ....................................      $   (108,356)      $     (2,083)      $   (108,356)      $     (2,149)
                                                   ============       ============       ============       ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE               (2.86)             (0.06)             (2.86)             (0.06)
                                                   ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..        37,905,990         37,856,073         37,882,337         37,846,409


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------
                                                                             2002             2001
                                                                         -----------       -----------
                                                                      (as restated --
                                                                      see Footnote 14)
OPERATING ACTIVITIES
     Net loss ....................................................        $(108,356)        $  (2,149)
     Add (subtract) items not requiring (providing) cash:
     Interest expense, non-cash ..................................            3,242                --
     Depletion, depreciation and amortization ....................            4,249             1,423
     Deferred income taxes .......................................          (20,534)               --
     Net realization of losses on hedging instruments ............            1,161                --
     Amortization of investments .................................               --              (141)
     Writedown of oil and gas properties .........................          128,228                --
     Changes in working capital excluding changes to cash and cash equivalents:
          Accounts receivable ....................................            2,868             5,376
          Interest receivable ....................................               --                55
          Inventory ..............................................              163              (195)
          Prepaids and other, net ................................             (411)               50
          Accounts payable .......................................           (2,684)             (932)
          Other accrued liabilities and other ....................              316               208
                                                                          ---------         ---------
          Cash flow Provided by Operating Activities .............            8,242             3,695
                                                                          ---------         ---------
INVESTING ACTIVITIES
          Exploration and development of oil and gas properties ..          (26,361)          (18,810)
          Proceeds from sale of investments ......................            9,539             8,043
          Other asset additions ..................................              (44)             (406)
                                                                          ---------         ---------
          Cash Flow Used in Investing Activities .................          (16,866)          (11,173)
                                                                          ---------         ---------
FINANCING ACTIVITIES
          Proceeds from share capital issued .....................               --                59
          Proceeds from issuance of long-term debt ...............               --             3,000
                                                                          ---------         ---------
          Cash Flow Provided by Financing Activities .............               --             3,059
                                                                                            ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           (8,624)           (4,419)
Cash and cash equivalents, beginning of period ...................           24,679            12,128
                                                                          ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................        $  16,055         $   7,709
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

         The Company paid $45,500 and $0 in income taxes during the six-month periods ended June 30, 2002 and 2001, respectively.

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

         In light of the material reduction to the Company's June 30, 2002 proved reserves (see Footnote 4), the Company has begun discussions with its secured debt holders ($22.5 million CHK Notes and $22.5 million Series A Notes -- see Footnote 9). These discussions involve the Company's current financial position and various go-forward scenarios that could include a sale of assets.

         The Company does not have a bank line of credit and its only source of working capital is from operating cash flows. Therefore, the Company remains dependent on Guaduas Oil Field production. If production is interrupted for an extended period of time, or if prices decline for an extended period of time, or if the Escuela 2 costs significantly exceed the current $19.1 million in expenditures, cash reserves may decline to the point where the payment of the semiannual interest on the $110 million Senior Notes would become uncertain. In May 2002, the Company said that it "believes that at present oil prices, revenues from current levels of production will continue to exceed operating expenses, general and administrative costs, and debt interest payments." Due to recent declines in production, the Company now believes that revenues from current production are insufficient to cover the aforementioned costs.

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

         In June 2002 the Company recorded an impairment to oil and gas properties of $128.2 million, or $101.2 million after tax. Deferred tax liabilities of $27.0 million were reversed as part of this transaction. This write-down was caused primarily by a 66% volumetric downward revision in the Company's proved oil reserves, but was partially offset by a favorable realized crude oil price as of June 30, 2002 versus December 31, 2001, the date of the previous reserve report.

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

5. INCOME TAXES:

         Seven Seas changed its domicile from Canada to the Cayman Islands in early 2001. The Company does not believe there is any further tax liability in Canada or the US. All remaining deferred tax liabilities relate to Colombia.

         As of June 30, 2002, the Company incurred a ceiling test impairment totaling $128.2 million, or $101.2 million after tax. All $27.0 million in deferred taxes have been reversed as part of the ceiling test impairment.

         The Company recognized $6.5 million in additional net deferred tax liabilities, inclusive of deferred assets comprised mostly of $5.3 million in Colombian NOLs, for the first six months of 2002. This was the result of temporary differences created between the book basis and tax basis of the Company's assets and liabilities. The deferred tax assets (relating to Colombia) are netted against the deferred tax liabilities (relating to Colombia) on the Company's books. This results in a June 30, 2002 net deferred tax liability of $5.6 million.

         The Company believes that the $5.3 million in Colombian NOLs are fully realizable. The Company's subsidiaries operating in Colombia are projected to show profits from a Colombian subsidiaries' tax perspective in 2003 and forward. The Colombian subsidiaries' books do not reflect significant costs associated with the parent entities' books. These costs are primarily the interest on the Company's debt, corporate G&A, and acquisition costs.

         Of the Company's three operating subsidiaries, GHK Colombia, a US company, is the only entity that could potentially have a tax obligation outside of Colombia. GHK Colombia receives a US tax credit for taxes paid in Colombia, however timing differences could possibly occur that could create a US tax payment obligation. For purposes of the deferred tax presentation, we have estimated that GHK Colombia does not have any US deferred tax liabilities, and we have also estimated that any US deferred tax assets and any NOLs have a full valuation allowance.

         Of the Company's two other operating subsidiaries, one is domiciled in the Cayman Islands and one in Panama. Both jurisdictions are tax free, thus the Company has recognized no tax liabilities related to either jurisdiction.

         The Company capitalizes interest costs related to its Unevaluated Oil & Gas Properties. The debt and associated interest costs are held by the parent, a Cayman entity. The interest costs are not pushed down to the Colombian subsidiaries books, thus no deferred tax liability related to capitalized interest costs are created.

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

         The Company sells substantially all of its production to Hocol, S.A.

7. CASH AND CASH EQUIVALENTS:

         The Company considers highly liquid investments with maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands):

                                                   JUNE 30          DECEMBER 31
                                                     2002               2001
                                                   --------         -----------
       Cash ............................           $  5,679           $ 14,549
       Cash Equivalents ................             10,376             10,130
                                                   --------           --------
         Total Cash and Cash Equivalents           $ 16,055           $ 24,679
                                                   ========           ========

         As of June 30, 2002, the Company had working capital of $6.9 million. This amount includes unrestricted cash and cash equivalents of $12.3 million. The restricted cash and restricted short-term investments total $4.9 million and are comprised of the following escrow balances: Escuela 2 - $3.6 million, Senior Notes interest - $1.1 million and Colombian reforestation - $0.2 million. All restricted balances have corresponding current liabilities with the exception of the Colombian reforestation escrow amounts. During the second quarter of 2002, working capital decreased by $12.8 million primarily because of drilling operations. Our remaining non-discretionary cash commitments for 2002 are limited to the November semi-annual interest payments on the Senior Notes totaling $6.9 million. The CHK Notes limits additional indebtedness to $1.0 million (see Footnote 9). Continuing operations and drilling activities for the year must be funded from operational cash flows. All Escuela 2 restricted funds had been expended as of August 14, 2002.

8. DERIVATIVE INSTRUMENTS:

         Effective January 1, 2001, Seven Seas adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred into other comprehensive income (for the effective portion of the hedge) until such time as the forecasted transaction occurs. Effectiveness is monitored quarterly and any ineffectiveness is reported in revenues in the statement of consolidated statement of operations.

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

ROLL-FORWARD OF OTHER COMPREHENSIVE INCOME (IN THOUSANDS):
----------------------------------------------------------
    Balance at December 31, 2001                                  $     (45)
    Change in fair value of derivative instruments                   (1,116)
    Realization of losses on hedging instruments                      1,161
                                                                  ---------
    Balance at June 30, 2002                                      $      --
                                                                  ---------

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

SHAREHOLDER RIGHTS OFFERING

         The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. The Series A Notes will bear interest at 12% annum, compounded quarterly, and interest will accrue for the first two years. As of June 30, 2002, the combined accrued interest on the CHK Notes and Series A Notes is $5.3 million and is classified on the balance sheet as long-term payable. Accrued interest will be due at maturity on November 7, 2004. Shareholders purchased approximately $2 million of Series A Notes with warrants to purchase approximately 1.1 million shares at an exercise price of $1.78. The remainder of the Series A Notes were purchased by a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer.

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

11. NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and loses from extinguishments meeting the criteria in Accounting Principles Board Opinion 30 would be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

         SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position, results of operations or cash flows.

         SFAS 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an assets retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position, results of operations or cash flows.

         The FASB is currently considering numerous proposals for the adoption of new accounting pronouncements. We cannot predict whether any of these proposal will be adopted, and if adopted what effect these proposals, including the proposal to require the reporting of stock options grants as a compensation expense, may have on the Company's financial statements.

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

14. RESTATEMENT:

         In the previously filed Form 10-Q for the quarterly period ended June 30, 2002, the Company reflected a $22.1 million adjustment to the balance sheet as of December 31, 2001 presented therein, which had reduced both oil and gas properties and deferred tax liability, but had no effect on the previously reported 2001 results of operations.

         Subsequent to the issuance of the Company's previously filed Form 10-Q, the Company's management determined that the $22.1 million adjustment represented changes in its estimate of deferred tax liabilities that should have been recorded during the period ended June 30, 2002 rather than as an adjustment to the balance sheet as of December 31, 2001 previously presented. As a result, the Company has determined to amend the previously filed Form 10-Q to properly reflect the change in its deferred tax liability estimate during the period ended June 30, 2002 rather than as an adjustment to the December 31, 2001 balance sheet.

         As of June 30, 2002, the Company recomputed the ceiling test calculation with the revised deferred tax balances resulting in a $128.2 million ceiling test impairment (compared to $106.1 million previously reported) before tax and $101.2 million after tax (compared to $106.1 million previously reported). All $27.0 million in deferred taxes related to acquisition costs were reversed as part of the ceiling test impairment.

         As a result, the accompanying consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 2002 have been restated from the amounts previously reported. The restatement had no effect on net loss or net loss per share for any period presented.

         A summary of the significant effects of the restatement is as follows (in thousands):

                                          As previously
                                            reported          As restated
                                          -------------       -----------
As of December 31, 2001:
Evaluated oil and gas interests, net       $ 160,924          $  183,021
Deferred tax liability                         4,943              27,040


                                                 Three Months                              Six Months
                                          -------------------------------     -------------------------------
                                          As previously                       As previously
                                            reported          As restated       reported          As restated
                                          -------------       -----------     -------------       -----------

For the period ended June 30, 2002:
Impairment of proved oil and
  gas properties                           $  106,131          $  128,228       $  106,131        $  128,228
Net loss before income taxes                 (107,022)           (129,119)        (106,793)         (128,890)
Income tax (benefit) expense                    1,563             (20,534)           1,563           (20,534)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis gives effect to the restatement discussed in Footnote 14 and should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Proved developed and undeveloped reserves (in barrels):

                               JUNE, 30 2002      DECEMBER 31, 2001
                               ---------------  --------------------
   Beginning of year......       47,587,599          47,991,956
   Production.............         (735,200)           (938,969)
   Revision of estimate         (30,601,342)            534,612
                                ------------         -----------
   End of period..........       16,251,057          47,587,599
                                ============         ===========
   Proved undeveloped .           2,007,052          20,121,866
                                ------------         -----------
   Proved developed.......       14,244,005          27,465,733
                                ============         ===========

    DEVELOPMENT DRILLING PROGRAM

         At the beginning of the third quarter of 2002, the Company elected to suspend further development drilling in the Guaduas Oil Field pending a reassessment of recently drilled wells, current production data, and the results of planned production enhancement efforts on existing wells. The last three development wells had average initial production rates of approximately 700 BOPD.

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

         A recap of initial and June 2002 production rates for the seven wells completed as part of our 2001/2002 development drilling program is as follows:

                                                        INITIAL PRODUCTION     PRODUCTION RATE (JUNE
      WELL                    COMPLETION DATE                TEST BOPD               2002) BOPD
     ------                   ---------------           ------------------     ---------------------

El Segundo 5-S ..........     May 2001                      1,800-2,900                Shut-in
Tres Pasos 5-W ..........     September 2001                  700-1,000                    400
El Segundo 5-E ..........     October 2001                        2,400                  1,800
Tres Pasos 6-N ..........     January 2002                        3,000                  1,200
Tres Pasos 6-E ..........     March 2002                          1,000                    250
Tres Pasos 7-W ..........     May 2002                              600                    500
El Segundo 5-N ..........     June 2002                             500                    500

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

         The Company has elected to suspend development drilling operations pending a complete review of all geological, geophysical, and reservoir engineering data. The Company is currently implementing a well workover program in an effort to increase production from existing wells. Additionally, the decision whether to drill the Santa Fe #1 well, an exploratory test of our Aguachica prospect, has been delayed due to political uncertainty and security issues in the surrounding area (the prospect is located in the northern part of the country, approximately 220 miles northwest of Bogota). The Company has requested a drilling extension of at least one month from Ecopetrol.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         For the three months ended June 30, 2002 (the "Current Quarter"), we incurred a net loss of $108.6 million or $2.86 per common share, including a non-cash writedown of oil and gas properties of $128.2 million. This compares to a net loss of $2.1 million, or $0.06 per common share during the three months ended June 30, 2001 (the "Prior Quarter").

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

         A net tax benefit of $20.5 million was recognized for the Current Quarter. A benefit of $27.0 million was recognized as a result of the reversal of the deferred tax liability in association with the writedown of oil and gas property. Approximately $6.5 million in tax expense was recorded in the Current Quarter relating to changes in the Company's net deferred tax liability. There was no income tax expense in the Prior Quarter.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         For the six-month period ended June 30, 2002 (the "Current Period"), we incurred a net loss of $108.4 million, or $2.86 per common share, including a non-cash writedown of oil and gas properties of $128.2 million. This compares to a net loss of $2.1 million, or $0.06 per common share during the six-month period ended June 30, 2001 (the "Prior Period").

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

         A net tax benefit of $20.5 million was recognized for the Current Period. A benefit of $27.0 million was recognized as a result of the reversal of the deferred tax liability in association with the writedown of oil and gas property. Approximately $6.5 million in tax expense was recorded in the Current Period relating to changes in the Company's net deferred tax liability. There was no income tax expense in the Prior Period.

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


INTEREST RATE RISK

         We consider our interest rate risk exposure to be minimal as a result of a fixed interest rate on the $110 million 12 -1/2% Senior Notes and 12% Chesapeake Note and Series A Notes. We currently have no open interest rate swap agreements.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business in a foreign currency and are subject to foreign currency exchange rate risk on cash flows related to certain sales, expenses and capital expenditures. However, because predominately all transactions in our existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

         Current Report on Form 8-K dated July 19, 2002 reporting a change in independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

(3) Current Report on Form 8-K dated July 24, 2002 announcing a re-evaluation of the Guaduas Oil Field's proved reserves resulting in a material downward revision in the Company's net proved reserves of 47.6 million barrels of oil as of December 31, 2001.

                                   SIGNATURES

                                   SEVEN SEAS PETROLEUM INC.

Date: November  19, 2002           By: /s/ LARRY A. RAY
                                       -------------------------------------
                                       Larry A. Ray,
                                       President and Chief Operating Officer



                                   By: /s/ RONALD A. LEFAIVE
                                       -------------------------------------
                                       Ronald A. Lefaive,
                                       Chief Financial Officer and
                                       Vice President - Finance

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    In connection with the accompanying Quarterly Report of Seven Seas Petroleum (the "Company") on Form 10Q for the period ended June 30, 2002 (the "Report"), I, Robert A. Hefner, III, Chairman and Chief Executive Officer of the Company, hereby certify that to my knowledge:

    1. The Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2002 (the "Periodic Report") of Seven Seas Petroleum (the "Company") fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

    2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

    Dated this 19th day of November, 2002.


    /s/ ROBERT A. HEFNER, III
    -------------------------------------------------
    Robert A. Hefner, III
    Chairman and Chief Executive Officer

The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) and is not being filed as part of the Form 10-Q/A or as a separate disclosure document.


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        In connection with the accompanying Quarterly Report of Seven Seas Petroleum (the "Company") on Form 10Q/A for the period ended June 30, 2002 (the "Report"), I, Ronald A. Lefaive, Chief Financial Officer and Vice President-Finance of the Company, hereby certify that to my knowledge:

        1. The Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2002 (the "Periodic Report") of Seven Seas Petroleum (the "Company") fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

        2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

    Dated this 19th day of November, 2002.


    /s/ RONALD A. LEFAIVE
    -------------------------------------------------
    Ronald A. Lefaive
    Chief Financial Officer-Vice President Finance

The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) and is not being filed as part of the Form 10-Q/A or as a separate disclosure document.