Form 10-Q
period 2002-09-30
SEVEN SEAS PETROLEUM INC
filed 2002-11-19
CIK 947156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

     As of November 14, 2002, there were 37,939,624 outstanding shares of the registrant's ordinary shares (also called "common shares"), par value $0.001 per share.

                            SEVEN SEAS PETROLEUM INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2002
            (Unaudited) and December 31, 2001.......................................................         3

            Condensed Consolidated Statements of Operations
            for the three months and nine months ended September 30, 2002 and 2001 (Unaudited)......         4

            Condensed  Consolidated  Statements of Cash Flows for the nine
            months ended September 30, 2002 and 2001 (Unaudited)....................................         5

            Notes to Condensed Consolidated Financial Statements (Unaudited)........................         6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................        16

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................        22

    Item 4. Controls and Procedures.................................................................        22

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K........................................................        22

                                     PART I.
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002              2001
                                                                                  -------------     ------------
                                                                                   (UNAUDITED)
                                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $   9,588         $  18,638
    Restricted cash and cash equivalents                                               6,035             6,041
    Short-term investments                                                                --               121
    Restricted short-term investments                                                     --            10,563
    Accounts receivable, net of $267 and $749 allowance, respectively                    501             5,603
    Inventory                                                                            809             1,052
    Prepaids and other                                                                 1,688             2,064
                                                                                   ---------         ---------
Total Current Assets                                                                  18,621            44,082

Note receivable from related party                                                       200               200
Long term investments                                                                     --               283
Prepaid taxes                                                                             --             2,482
Land                                                                                     945               945
Evaluated oil and gas properties, full-cost method, net of
       accumulated depletion of $139,031 at September 30, 2002
       and $5,014 at December 31, 2001                                               117,949           183,021
Unevaluated oil and gas properties, full-cost method                                  39,323            70,616
Fixed assets, net of accumulated depreciation of $1,589 at
    September 30, 2002 and $1,336 at December 31, 2001                                   523               754
Other assets, net of accumulated amortization of $3,267 at
    September 30, 2002 and $2,442 at December 31, 2001                                 2,652             3,469
Deferred tax asset                                                                       176             1,042
                                                                                   ---------         ---------
TOTAL ASSETS                                                                       $ 180,389         $ 306,894
                                                                                   =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $   9,825         $  11,211
    Interest payable                                                                   5,156             1,719
    Other accrued liabilities                                                          2,719             3,264
                                                                                   ---------         ---------
Total Current Liabilities                                                             17,700            16,194

Long-term debt                                                                       153,599           153,102
Long term interest payable                                                             6,809             2,355
Deferred tax liability                                                                 7,862            27,040

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY/DEFICIT
Share capital-
    Authorized 200,000,000 shares par value $0.001 per share, of which 150,000,000 shares are designated as ordinary shares and
    50,000,000 are designated as Series A Junior Preferred shares;
    and 37,939,624 and 37,858,530 issued and outstanding common shares at September 30, 2002 and December 31,
    2001 respectively                                                                225,940           225,866
 Warrants outstanding                                                                  2,189             2,192
 Other comprehensive income (loss)                                                        --               (45)
 Accumulated deficit                                                                (233,710)         (233,686)
 Treasury stock, 29 shares held at September 30, 2002 and December 31, 2001               --                --
                                                                                   ---------         ---------
 Total Stockholders' Equity/Deficit                                                   (5,581)          108,203
                                                                                   ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 180,389         $ 306,894
                                                                                   =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited; In thousands, except share data)

                                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------         ---------------------------------
                                                            2002                 2001                 2002                 2001
                                                        ------------         ------------         ------------         ------------
REVENUES
  Crude oil sales ..............................        $      6,112         $      4,621         $     19,572         $      9,232
  Interest income ..............................                  71                  224                  380                  624
                                                        ------------         ------------         ------------         ------------
                                                               6,183                4,845               19,952                9,856
EXPENSES
  Oil and gas operating expenses ...............               1,377                1,472                3,720                3,578
  Depletion, depreciation and amortization .....               2,618                1,298                6,867                2,721
  Interest expense .............................               4,171                1,271                9,735                1,656
  General and administrative ...................                 736                1,097                3,004                4,208
  Other (income) expense .......................                 737                   58                  744                  193
  Ceiling test impairment ......................                  --                   --              128,228                   --
  Loss on legal settlement .....................                  --                1,000                   --                1,000
                                                        ------------         ------------         ------------         ------------
                                                               9,639                6,196              152,298               13,356

NET LOSS BEFORE INCOME TAXES ...................              (3,456)              (1,351)            (132,346)              (3,500)
INCOME TAX EXPENSE (BENEFIT) ...................               2,088                   --              (18,446)                  --
                                                        ------------         ------------         ------------         ------------
NET LOSS .......................................              (5,544)              (1,351)            (113,900)              (3,500)
BASIC AND DILUTED NET LOSS PER COMMON SHARE ....        $       (.15)        $      (0.04)        $      (3.00)        $      (0.09)
                                                        ============         ============         ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....          37,934,855           37,858,530           37,900,062           37,850,430

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                          -------------------------------
                                                                             2002                  2001
                                                                          ---------             ---------
OPERATING ACTIVITIES
     Net loss                                                             $(113,900)            $  (3,500)
     Add (subtract) items not requiring (providing) cash:
     Interest expense non-cash                                                4,915                 1,237
     Depletion, depreciation and amortization                                 6,867                 2,721
     Amortization of investments                                                 --                  (141)
     Deferred tax change                                                    (18,578)                   --
     Ceiling test impairment                                                128,228                    --
     Foreign exchange gain                                                      (15)                   --
     Changes in working capital excluding changes to cash and cash equivalents:
          Accounts receivable                                                 5,102                 3,649
          Interest receivable                                                    --                    55
          Inventory                                                             243                  (459)
          Prepaids and other, net                                               659                  (594)
          Accounts payable                                                   (1,386)                2,437
          Interest payable                                                    1,104                    --
          Other accrued liabilities and other                                  (545)                  168
                                                                          ---------             ---------
          Cash flow Provided by Operating Activities                         12,694                 5,573
                                                                          ---------             ---------

INVESTING ACTIVITIES
          Exploration and development of oil and gas properties             (32,390)              (23,614)
          Purchase of Investments                                                --                  (284)
          Proceeds from sale of investments                                  10,684                 8,043
          Other fixed asset additions                                           (44)               (1,610)
                                                                          ---------             ---------
          Cash Flow Used in Investing Activities                            (21,750)              (17,465)
                                                                          ---------             ---------

FINANCING ACTIVITIES
          Proceeds from share capital issued                                     --                    59
          Proceeds from issuance of long-term debt                               --                (3,000)
          Proceeds from issuance of long-term debt and warrants                  --                48,000
                                                                          ---------             ---------
          Cash Flow Provided by Financing Activities                             --                45,059
                                                                          ---------             ---------
NET (DECREASE INCREASE) IN CASH AND CASH EQUIVALENTS                         (9,056)               33,167
Cash and cash equivalents, beginning of period                               24,679                12,128
                                                                          ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  15,623             $  45,295
                                                                          =========             =========

Supplemental disclosures of cash flow information:

The Company incurred interest costs of $15.4 million and $11.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and $5.8 million and $9.9 million was capitalized during the respective periods.

Cash paid for interest for each of the nine-month periods ended September 30, 2002 and 2001 was $6.9 million and $7.0 million, respectively.

The Company paid zero for income taxes during each of the nine-month periods ended September 30, 2002 and 2001.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SEVEN SEAS PETROLEUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements of Seven Seas Petroleum Inc. and its Subsidiaries (collectively the "Company" or "Seven Seas") have been prepared in accordance with instructions to Form 10-Q as prescribed by the United States Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying unaudited consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


2. GENERAL:

     Seven Seas is an independent oil and gas company engaged in the exploration and development of oil and gas properties located in Colombia, South America. The Company's principal assets are a 57.7% interest in the Dindal and Rio Seco association contracts and a 100% interest (subject to an obligation to assign interests to our Guaduas Oil Field partners in the future) in the Deep Dindal association contract, both interests are before participation by Ecopetrol, the Colombian national oil company.

     The Company is the operator of the Guaduas Oil Field, which is located in an area defined by the Rio Seco and Dindal association contracts covering a total of approximately 89,900 contiguous acres. The Guaduas Oil Field is located in the capital state of Cundinamarca, approximately 60 miles northwest of Bogota. The Company's 57.7% working interest is distributed among the following three wholly owned subsidiaries: 1) Seven Seas Petroleum Colombia ("SSPC"), a Cayman Islands corporation with a 40.8% working interest, 2) Petrolinson S.A. ("Petrolinson"), a Panamanian corporation with a 6% working interest, and 3) GHK Company Colombia ("GHK Colombia"), an Oklahoma corporation with a 10.9% working interest. GHK Colombia is the operator of the Guaduas Oil Field.

     As the operator of the Guaduas Oil Field, GHK Colombia exercises direct supervision over all field operations, including drilling and production. The other interest owners are Cimarrona LLC, an Oklahoma-based independent oil and gas company (9.4%), and Sociedad International Petrolera S.A. ("Sipetrol"), the international exploration and production subsidiary of the Chilean national oil company (32.9%). Collectively the Company and the other interest owners are referred to as the "Associates".

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

     As of September 30, 2002, the Company has spent $242.2 million to acquire and $113.5 million to delineate the reserve potential of the Guaduas Oil Field. The Company has participated in the drilling of fourteen exploratory and seven development wells within the Dindal and Rio Seco association contract areas. Fourteen wells have been productive and one well has been converted into a gas injection well. Of the remaining six wells, five are temporarily abandoned; one has been plugged and abandoned. As of September 30, 2002, the Guaduas Oil Field had produced a cumulative volume of approximately 5.4 million (2.5 million net to Seven Seas) barrels of oil.

     From January 2001 to September 30, 2002, the Company drilled eight development wells and constructed a 40-mile pipeline that connects the Guaduas Oil Field to international oil markets via Colombia's existing pipeline infrastructure. (The Company elected to not participate in the eighth development well.) Daily production averaged 6,300 barrels of oil per day ("BOPD") gross in the third quarter of 2002. The Guaduas - La Dorada pipeline has an initial throughput capacity of approximately 25,000 BOPD, expandable to approximately 40,000 BOPD with additional investment. Seven Seas also constructed production facilities for production of approximately 25,000 BOPD.

SUBTHRUST DINDAL PROSPECT - DEEP DINDAL ASSOCIATION CONTRACT

     The Subthrust Dindal prospect is located below the producing zones of the Guaduas Oil Field. In December 2001, the Company commenced drilling of the Escuela 2 exploratory well to test this prospect. The Escuela 2 was originally programmed to reach a measured depth of approximately 18,000 feet at a cost to drill and complete the well of approximately $15 million. Based on updated geological information, the targeted depth was later extended.

     On November 1, 2002 the Company elected to temporarily suspend Escuela 2 drilling operations subject to securing equipment and additional financing or finding a partner to participate in the completion and testing of the Subthrust Dindal prospect. The well has been drilled to a total measured depth of 20,250 feet with estimated cumulative costs to date of $24.3 million.

     All electric logs and formation pressure tests have been completed. The Company believes the Escuela 2 should produce hydrocarbons from the lower Cretaceous Utica formation. Independent analyses by industry experts agree that the well should be tested. Management believes that hydrocarbon shows identified during drilling operations, log analysis, and formation pressure tests all support the conclusion that the well should be production tested.

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

     The Deep Dindal association contract requires that the Company drill an exploration well during each of the two eighteen-month exploration periods. The first exploration period has been extended by Ecopetrol for six months from October 24, 2002 to April 24, 2003. We have asked our Guaduas Oil Field partners to extend the January 2001 farm-out agreement completion date until April 24, 2003.


3. CAPITAL AVAILABILITY AND LIQUIDITY:

     The late May 2002 commencement of gas injection activities allowed a resumption of production from several significant wells that had been previously shut-in or curtailed due to high gas-to-oil ratios. However, when the wells were opened for production or were no longer curtailed, oil production rates did not increase as anticipated. Production from the Guaduas Oil Field averaged approximately 6,300 BOPD gross (2,900 net to Seven Seas) during the third quarter of 2002. The third quarter daily production volumes represent a continuing decline from second quarter and first quarter average volumes of 7,500 BOPD gross (3,400 net to Seven Seas) and 10,100 BOPD gross (4,700 net to Seven Seas), respectively.

   The resulting reduction in cash flows associated with a 38% third quarter vs. first quarter daily production decline and $11.2 million in additional costs on the Escuela 2 versus the budgeted dry hole costs through November 11, 2002 have materially weakened the Company's cash and working capital positions. As of November 8, 2002, the Company's unrestricted cash balance was $4.9 million. The Company did not make the $6.9 million interest payment on the $110 Million Senior Subordinated Notes ("the Senior Notes") on November 15, 2002. The Company will have 30 days (from November 15, 2002) to make the payment and avoid a default under the terms of the Senior Notes. The failure to make the November 15, 2002 interest payment creates a potential default under the terms of the Chesapeake Note Purchase and Loan Agreement if not cured within 20 days. The Senior Notes and the $45 Million Notes both have cross-default provisions. Therefore, any event of default results in all debt becoming immediately due. The Company will discuss with Chesapeake Energy Corporation ("Chesapeake") whether it will extend the cure period to 30 days to coincide with the cure period provided by the Senior Notes. The Company also plans to expand its dialogue with the holders of the Senior Notes.

    There are significant concerns regarding the Company meeting its existing commitments. The Company's ability to continue as a going concern will be highly dependent on the decisions regarding a possible sale of the sale of our interest in the Guaduas Oil Field and Guaduas La-Dorada pipeline ("Production Assets"), available financing to complete and test the Escuela 2, and actions by both the holders of the $45 Million Notes and Senior Notes. Based on bids for the Production Assets, the net proceeds to be received from a possible sale of the Production Assets are expected to be insufficient to liquidate the secured $45 Million Notes. Also, since the oil revenues from the Guaduas Oil Field are the Company's primary source of cash, there can be no assurances that the Company will be able to retain sufficient post-sale residual cash to continue operations. In the event that the Production Assets are sold, the value of the Senior Notes would be dependent on the Escuela 2 test results. It is uncertain that the Company will be able to secure financing to complete and test the Escuela 2. Even if financing is secured, the well's future commercial viability is uncertain.

     The Company is engaged in discussions with several companies concerning a possible investment in the Escuela 2 and the Deep Dindal association contract. The Company is cautiously optimistic that it will be able to find a partner to invest in completing and testing the Escuela 2.

     In conjunction with the material reduction to the Company's December 31, 2001 proved reserves as detailed in the June 30, 2002 Ryder Scott Reserve Report (See Footnote 4) the Company has held a series of discussions with our secured debt holders (the Company's $45 Million Notes which are comprised of the $22.5 million CHK Notes and $22.5 million Series A Notes -- See Footnote 9). These discussions involve the Company's current financial position and various go-forward scenarios that could include a sale of the Production Assets. One of the outcomes from these discussions was an agreement on October 31, 2002, to amend the Chesapeake Note Purchase and Loan Agreement and waive the required monthly interest escrow payments beginning with the October 10, 2002 monthly payment. The monthly escrow payment was equal to one-sixth of the semi-annual $6.9 million interest payment on the Company's Senior Notes. Additionally, the Company agreed to pay Chesapeake, as the collateral agent for the holders of the $45 Million Notes, the approximate $4.7 million November 1, 2002 balance in the escrow account as a pre-payment on the principal and accrued interest.

     In September 2002, the Company engaged CIBC World Markets ("CIBC") to serve as a financial advisor for the possible sale of the Production Assets. Bids from prospective buyers were received in early November 2002. The Company is evaluating these bids and plans to negotiate with various bidders. Concurrent with the sale evaluation, the Company is also reviewing various restructuring alternatives. A sale of the Production Assets would eliminate all current sources of cash.

     In the event a sale is consummated, the Company plans to pay the net proceeds from the sale of the Production Assets to Chesapeake, as the collateral agent for the holders of the Company's $45 Million Notes. Any sale would be contingent upon Chesapeake releasing the Company's pledge of all of the Company's rights, title and interest in and all of the capital stock of the Company's three Colombian subsidiaries that own the Production Assets. The net proceeds are not expected to be sufficient to fully liquidate principal and accrued interest on the $45 Million Notes, notwithstanding the approximate $4.7 million pre-payment made on November 1, 2002. The holders of the Company's $45 Million Notes would continue to maintain their lien on the Exploration Subsidiaries (as defined in Footnote 14). See Footnote 14 for additional information regarding sale activity.

     During the present evaluation period, the Company has elected to conserve cash and limit expenditures to only those required to support current operations. Participation in the development-drilling program was suspended at the beginning of the third quarter 2002. Non-essential workover operations have ceased. Escuela 2 drilling operations were suspended on November 1, 2002. The Company has elected not to continue its participation in both the Cristales and Rosablanca exploration association contracts (See Footnote 4).


4. OIL AND GAS PROPERTY:

     The Company follows the full-cost method of accounting for oil and natural gas properties. If the net capitalized costs of oil and gas properties exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense (the "Ceiling Test"). Capitalized costs associated with the acquisition and evaluation of unproved properties, are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.

EVALUATED OIL AND GAS PROPERTY IMPAIRMENT

     As of June 30, 2002, the Company recorded an impairment to oil and gas properties of $128.2 million before tax, and $101.2 million net of tax effects. This impairment was caused primarily by a 66% volumetric downward revision in the Company's proved oil reserves, but was partially offset by a favorable realized crude oil price as of June 30, 2002 versus December 31, 2001, the date of the previous reserve report.

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

     The June 30, 2002 66% net proved reserve reduction is attributable to lower oil production rates, lower production pressures, and the occurrence of rapid gas encroachment in structurally higher wells in the Guaduas Oil Field. Ryder Scott eliminated proved reserves located in the structurally higher portion of the producing reservoir.

UNEVALUATED OIL AND GAS PROPERTIES

     As of September 30, 2002, Unevaluated Oil and Gas properties amounted to $39.3 million and consisted of $15 million of Deep Dindal association contract acquisition costs and $24.3 million of Escuela 2 drilling costs and associated capitalized interest. The unevaluated costs are $31.3 million lower than the $70.6 million reported as of December 31, 2001. $52.5 million of unevaluated acquisition costs and associated capital interest costs related to the development of Dindal and Rio Seco probable reserves were transferred to Evaluated Oil and Gas Properties on June 30, 2002. Based on the revised second quarter reserve report, declining production and the Company's weakened financial position, it is no longer likely the Company will drill the wells to test the areas of unproved reserves.

     This year's reduction in unevaluated costs also includes $2.3 million attributable to two exploration association contracts - Cristales, $0.1 million and Rosablanca, $2.2 million. In October 2002, the Company relinquished its rights under the Cristales association contract. The Company has notified Ecopetrol that it does not plan to drill a well as required under the third year of the Rosablanca Association Contract. Failure to drill a well will result in a forfeiture of the Rosablanca association contract in early January 2003. See Recent Developments under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on the Cristales and Rosablanca association contracts. The decreases in unevaluated costs related to the Rio Seco, Dindal, Cristales and Rosablanca association contracts from year-end 2001 were partially offset by increased Escuela 2 expenditures and capitalized interest totaling $20.2 million.

RECLASSIFICATION OF VALUE ADDED TAX CREDITS

     Value added tax ("VAT") credits of $3.1 million have been reclassified from Prepaid Tax Assets to Evaluated Oil and Gas Properties. Colombian tax law allowed certain VAT payments in 1997 ($0.7 million) and 1998 ($2.4 million) to be used as tax credits for the succeeding five year period after the transaction year. The VAT credits expire in 2002 and 2003, respectively. The Company does not believe it will be able to use the tax credits in either year, because the Company plans to use its Net Operating Losses ("NOLs") to reduce its income tax liability to zero.


5. INCOME TAXES:

     Seven Seas changed its domicile from Canada to the Cayman Islands in early 2001. The Company does not believe there is any further tax liability in Canada or the US. All remaining deferred tax liabilities relate to Colombia.

     As of June 30, 2002, the Company incurred a Ceiling Test impairment totaling $128.2 million, or $101.2 million net of the tax effects. All $27.0 million in deferred taxes were reversed as part of the ceiling test impairment.

     The Company recognized $9.4 million in additional deferred net tax liabilities, inclusive of deferred assets comprised mostly of $4.5 million in Colombian NOLs, for the first nine months of 2002. This was the result of temporary differences created between the book basis and tax basis of the Company's assets and liabilities. The deferred tax assets (relating to Colombia) are netted against the deferred tax liabilities (relating to Colombia). This results in a September 30, 2002 deferred tax liability of $7.9 million.

     The Company believes that the $4.5 million in Colombian NOLs are fully realizable. The Company's subsidiaries operating in Colombia are projected to show profits from a Colombian subsidiaries' tax perspective in 2003 and forward. The Colombian subsidiaries' books do not reflect significant costs associated with the parent entities' books. These costs are primarily the interest on the Company's debt, corporate G&A, and acquisition costs.

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

     The Company capitalizes interest costs related to its Unevaluated Oil & Gas Properties. The debt and associated interest costs are held by the parent; a Cayman Islands entity. The interest costs are not pushed down to the Colombian subsidiaries books, thus no deferred tax liability related to capitalized interest costs are created.


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

CAPITALIZED COSTS

     The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized for each country. Such capitalized costs include association contract and concession, acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, certain general and administrative expenses, and interest applicable to unevaluated property costs and other related costs.

     Capitalized general and administrative ("G&A") and interest costs are as follows (in $ million):

                                                  THREE-MONTHS ENDED                        NINE-MONTHS ENDED
                                              ---------------------------               --------------------------
                                              9/30/02             9/30/01               9/30/02            9/30/01
                                              -------             -------               -------            -------
           G&A.......................           0.1                 0.1                    0.8                0.5
           Interest..................           1.1                 3.3                    5.7                9.8

OTHER ASSETS

     Included in other assets are costs associated with the issuance of long-term debt. These costs are being amortized ratably over the life of the notes. Total debt issuance costs for the Senior Notes amounted to $4.2 million, of which $1.6 million has not been amortized as of September 30, 2002. Total debt issuance costs for the $45 Million Notes amounted to $1.7 million, of which $1.0 million remains unamortized as of September 30, 2002. See Footnote 9 for additional information on the notes.

PREPAIDS AND OTHER

     Prepaids and other include $1.3 million of Colombian income tax withholdings as of September 30, 2002.

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

     The Company recorded a $0.7 million liability in Accounts Payable for 29,200 barrels of oil relating to pipeline sales in excess of the Company's entitled volumes. During the third quarter, 19,800 barrels were made up. The Company expects that the remaining pipeline imbalance will be settled in the fourth quarter of 2002.

     The Company sells substantially all of its production to Hocol, S.A.


7. CASH AND CASH EQUIVALENTS:

     The Company considers highly liquid investments with maturity of three months or less as cash equivalents. The following table sets forth the Company's cash and cash equivalents (in thousands of dollars):

                                                          SEPTEMBER 30            DECEMBER 31
                                                             2002                     2001
                                                          ------------            -----------
Cash.........................................                6,419                   14,549
Cash Equivalents.............................                9,204                   10,130
                                                            ------                   ------
Total Cash and Cash Equivalents..............               15,623                   24,679

     As of September 30, 2002, the Company had working capital of $0.9 million. This amount includes unrestricted cash and cash equivalents of $9.6 million. The restricted cash balances total $6.0 million and are comprised of the following: interest escrow - $4.6 million, El Segundo 2 - S well partner advances - $1.3 million, Colombian reforestation - $0.1 million. The restricted interest escrow balance and the El Segundo 2 - S well partner advances are offset by current liabilities. On November 1, 2002, the restricted interest escrow balance of approximately $4.7 million was released to Chesapeake. See additional comments in Footnote 3.

     During the third quarter of 2002, working capital decreased by $6.0 million primarily because of Escuela 2 drilling expenditures. The only remaining non-discretionary cash commitment for 2002 is the $6.9 million November 15 semi-annual interest payment on the

Senior Notes. The Trust Indenture for the CHK Notes limits additional indebtedness to $1.0 million (See Footnote 9). Continuing operations and drilling activities for the year must be funded from operating cash flows.


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

     On November 9, 2001, the Company acquired financial put options that established a monthly average WTI floor price of $20.00 per barrel on 3,750 barrels of crude oil per day beginning January 1, 2002, and continuing for six months. The put options were acquired for $1,161,000 from a major commercial bank as a cash flow hedge to ensure the required funds would be available to fully execute the Company's 2002 exploration and development program in the event of a further oil price decline. As of June 30, 2002, all of the put options had been settled. Revenues for the first nine months reflect a $1,161,000 reduction related to the cash flow hedges settled in the first six months of 2002 and a $30,000 gain related to the settlement of the January put options.


ROLL-FORWARD OF OTHER COMPREHENSIVE INCOME (IN THOUSANDS):

  Balance at December 31, 2001..........................................      $       (45)
  Change in fair value of derivate instruments..........................           (1,116)
  Realization of losses on hedging instruments..........................            1,161
                                                                              -----------
  Balance at September 30, 2002.........................................      $        --
                                                                              -----------


9. DEBT AND LONG-TERM OBLIGATIONS:

$45 MILLION FINANCING

CHESAPEAKE SENIOR NOTE ISSUANCE

     On July 23, 2001, Chesapeake purchased $22.5 million of senior secured notes ("CHK Notes") with detachable warrants to purchase 12,619,500 shares of Seven Seas common stock at approximately $1.78 per share. The CHK Notes bear interest at 12% per annum, compounded quarterly, and interest will be accrued for the first two years.

SHAREHOLDER RIGHTS OFFERING

     The Company offered its non-Canadian shareholders of record as of October 8, 2001, in the form of a shareholder rights offering ("Rights Offering"), $22.5 million of Series A senior secured notes ("Series A Notes") with detachable warrants to purchase 12,619,500 shares at approximately $1.78 per share. The Series A Notes bear interest at 12% annum, compounded quarterly, and interest will accrue for the first two years. As of September 30, 2002, the combined accrued interest on the CHK Notes and Series A Notes is $6.8 million and the balance is classified as long-term interest payable. Accrued interest will be due at maturity on November 7, 2004. Shareholders purchased approximately $2 million of Series A Notes with warrants to purchase approximately 1.1 million shares at an exercise price of $1.78. The remainder of the Series A Notes was purchased by a group of qualified investors led by Robert A. Hefner III, the Company's Chairman and Chief Executive Officer.

CHESAPEAKE NOTE COVENANTS

     Pursuant to the Company's agreement under the CHK Notes, $15 million of the total proceeds from the $45 million financing were escrowed for the drilling of the Escuela 2 exploration well to test the Subthrust Dindal Prospect, located below the Guaduas Oil Field. Additionally, for the first two years or until the CHK Notes are redeemed, if the redemption occurs before July 23, 2003, the Company will escrow monthly 1/6 of its semi-annual $6.9 million interest payment on its $110 million Senior Notes. On October 31, 2002, Chesapeake and the Company amended the Chesapeake Note Purchase and Loan Agreement to waive the requirement for monthly interest escrow payments beginning with the October 10, 2002 monthly payment. The Company agreed to pay Chesapeake, as the collateral agent for the holders of the $45 Million Notes, the approximate $4.7 million balance in the escrow account as a pre-payment on the principal and accrued interest.

     The CHK Note covenants preclude the Company from incurring additional indebtedness in excess of $1 million excluding trade debt incurred in the ordinary course of business. Also, the Company agreed to secure payment of the CHK Notes and the Series A Notes by pledging to Chesapeake, as collateral agent, all of the Company's right, title and interest in and all of the capital stock and equity of the subsidiaries of the Company and all dividends, distributions, proceeds and products thereof or therefrom.

DISCOUNT ON $45 MILLION NOTES

     The $22.5 million CHK Notes and the $22.5 million Series A Notes are collectively referred to as the "$45 Million Notes". The $45 Million Notes were issued along with detachable warrants to purchase shares of common stock. Based on an independent valuation, the fair market valuation of the detachable warrants at the date of issuance was determined to be $2.2 million, and the $45 Million Notes were valued at $42.8 million, representing a $2.2 million discount. The discount is amortized to interest expense over the life of the $45 Million Notes in order to reduce the discount to zero by the due date of the $45 Million Notes. During the first nine months of 2002, $0.5 million of imputed interest expense was recognized in the Consolidated Statements of Operations. Cumulative imputed interest from inception amounts to $0.8 million as of September 30, 2002.

$110 MILLION SENIOR NOTES

     The Company issued $110 million aggregate principal amount of 12-1/2% notes due 2005 ("Senior Notes") in a private transaction on May 7, 1998 that was not subject to registration requirements of the Securities Act of 1933. The Senior Notes mature May 15, 2005. Interest payments of approximately $6.9 million are due on May 15 and November 15 of each year. (See Footnote 3 regarding the $6.9 million semi-annual interest payment on the Senior Notes).


10. COMMITMENTS AND CONTINGENCIES:

POPULAR ACTION SUIT

     In February 2002, the Company was served notice of a popular action suit before the Guaduas Equity Court. The Peoples' Committee for the Environmental Protection of Guaduas, a local, non-governmental organization, filed this claim. The plaintiffs are requesting that the courts take the following actions: a) suspend oil activity on the upper part of the San Francisco River Basin because that area is a forest reserve and b) suspend the underground waters concession GHK Colombia has over the El Hoyon aquifer. If the court decided in favor of the plaintiff's claims, the Company's Escuela 2 drilling operations could be suspended indefinitely.

     On April 29, 2002, the Company appeared before the Guaduas Equity Court stating that the Company has obtained a environmental license from the environmental authority to conduct oil exploration activities, drill the Escuela 2 well in the San Francisco River Basin and use the aquifer water. The Company also contends that the drilling activities do not affect the basin, which is an argument that is supported by independent third party studies and served as the basis to obtain the environmental permit to drill the Escuela 2 well in that area. The Guaduas Equity Court took no action and the evidence gathering stage continues.

     On July 29, 2002, a court ordered inspection of the Escuela 2 drilling operations was completed by a court-appointed panel of three experts. The experts' findings were presented to the court on September 30, 2002. GHK Colombia requested clarification on several report findings. A response to GHK Colombia's request is pending.

     The Company's management and Colombian counsel believe that it is unlikely the Court will render an adverse ruling.

HEIRS OF NICOLAS BELTRAN FRANCO

     Two of the Company's subsidiaries, Petrolinson and GHK Colombia, along with the former owner of Petrolinson, Norman Rowlinson and the heirs of Howard Thomas Corrigan, are defendants in a lawsuit that was filed in Santa Fe de Bogota, Colombia in 1998. The plaintiffs, who are the heirs of Nicolas Beltran Franco, have two claims. First, the plaintiffs claim that a de facto company existed between Nicolas Beltran Franco and the defendants concerning the Dindal and Rio Seco association contract areas. Second, the plaintiffs claim that before the Dindal and Rio Seco association contracts were executed, the de facto company conducted exploration activities in the Dindal and Rio Seco association contract areas. The plaintiffs claim they have the right to participate in income earned from the Dindal and Rio Seco association contract areas. None of the plaintiffs are party to the association contracts. However, they are seeking 50% of the income generated by the de facto company they claim existed. It is not clear what percentage of the Dindal and Rio Seco association contract areas are covered by the plaintiffs' claims.

     The Company's management and Colombian counsel believe that it is unlikely the Court will render an adverse ruling.


11. NEW ACCOUNTING PRONOUNCEMENTS:

     SFAS 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an assets retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position, results of operations or cash flows.

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

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal liability be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations or cash flows.

     The FASB is currently considering numerous proposals for the adoption of new accounting pronouncements. We cannot predict whether any of these proposals will be adopted, and if adopted what effect these proposals, including the proposal to require the reporting of stock options grants as a compensation expense, may have on our financial statements.


12. RELATED PARTY TRANSACTIONS:

     On March 31, 2002, the Company amended a $200,000 unsecured loan to Larry
A. Ray, President and Chief Operating Officer. The new terms provide for an interest rate of 2.69% with a due date of September 3, 2003. The original $200,000 loan was made on November 1, 1997 at a 6.06% interest rate with a due date of November 1, 2002. The recently enacted Sarbanes-Oxley Act of 2002 prohibits any further renewal of the loan.

13. OTHER INCOME/EXPENSE - WAR TAX:

     On August 11, 2002, the Government of Colombia declared a "state of emergency" for 90 days, extendable for another 90 days thereafter. In order to finance a military build-up to combat ongoing guerrilla activity, the Government placed a 1.2% tax (the "War Tax") on all businesses with net assets greater than $60,000. The Company's War Tax assessment was approximately $780,000. Payments are due in four equal installments in September 2002, November 2002, February 2003 and June 2003. The War Tax is classified as Other Income/Expense.


14. SUBSEQUENT EVENTS:

AUDIT COMMITTEE COMPOSITION

     The Company has been unsuccessful in several attempts to find a replacement for Mr. Robert B. Panero who served as an independent director and a member of our audit committee until his death in November 2001. The American Stock Exchange requires the Company to have an audit committee of at least three members, comprised solely of independent directors. The Company has not been in compliance since November 2001. The present uncertainties surrounding the Company have severely hampered our search for an independent director; however, we continue to seek out qualified candidates.

     As an interim solution until a new independent director can be recruited, the AMEX rules allow Mr. Gary F. Fuller, one of our current board members, to serve on the audit committee. Mr. Fuller's law firm, McAfee & Taft, is the primary provider of legal services to the Company, and accordingly would not be considered independent under AMEX rules. Our board of directors has determined that the best interests of the Company and its shareholders require Mr. Fuller's membership of the audit committee.

SALE OF PRODUCTION ASSETS

     On September 30, 2002, the Company hired CIBC to serve as a financial advisor for the sale of the Company's Production Assets, our interest in the Guaduas Oil Field and the Guaduas - La Dorada Pipeline. Initial bids were received in early November 2002. The Company is evaluating the bids and plans to negotiate with various bidders. Concurrent with the sale evaluation, the Company is also reviewing various restructuring alternatives.

     The contemplated sale of the three Colombian subsidiaries that own the Production Assets will require pre-sale separation of the Rosablanca, Cristales and Deep Dindal association contracts ("Exploration Assets"). The Company is in the process of completing Colombian tax-free spin-offs of each of the three Colombian subsidiary's share of the Exploration Assets to three separate existing dormant subsidiaries (the "Exploration Subsidiaries"). In addition to facilitating the sale of the Production Assets, the transfer of the Exploration Assets to the Exploration Subsidiaries will benefit the financing efforts related to the Escuela 2 and the Deep Dindal association contract. Ecopetrol's approval is required and may be impacted by negotiations surrounding the Company's decision to not drill an exploratory well on the continued Aguachica Prospect. See comments below relating to the Rosablanca Association Contract.

AMERICAN STOCK EXCHANGE

     Seven Seas has been notified by the American Stock Exchange ("AMEX") that the Company currently fails to meet specific listing standards, primarily that the Company has reported shareholders' equity of less than $2,000,000 and has sustained net losses in two of the last three most recent fiscal years. Additionally, under AMEX listing guidelines, a sale of the Production Assets, the Company's sole source of operating cash flows, would likely lead to a decision to delist.

     In order to continue listing on the AMEX, the Company has submitted a plan that details its efforts to remedy these deficiencies within the next 18 months. The Company expects a decision by the AMEX to accept or reject the plan within the next 30 days.

ROSABLANCA ASSOCIATION CONTRACT

     In August 2002, Ecopetrol granted a final two-month extension until October 31, 2002 for purposes of completing an exploration well on the Aguachica Prospect to satisfy the terms of the Rosablanca association contract. The Company requested the extension because of delays related to political uncertainty and security issues in the surrounding area. In October 2002, the Company notified Ecopetrol that it will not drill the Santa Fe #1 well because further drilling commitment extensions could not be provided and the Company's continued concern over security issues in the area. The Company had previously budgeted $1.0 million to drill a well, all of which would have been incurred by the Company. The Rosablanca association contract will be forfeited in early January 2003 in the event the Company does not drill a well or cause a well to be drilled. In the event of forfeit, Ecopetrol may elect to seek, through legal action, specific performance goals or a cash settlement.

     On November 6, 2002, Ecopetrol informed Seven Seas that the Company has an obligation to drill the well. Furthermore, Ecopetrol stated that failure to comply obligates Seven Seas to indemnify Ecopetrol in connection with loss of profits and consequential damages. Any sale of the Production Assets or negotiations with a financing partner to fund Escuela 2 completion and testing could be impeded as a result of this dispute. Seven Seas intends to negotiate with Ecopetrol for a satisfactory resolution on this matter. At this time, the Company is unable to estimate the cost, if any, to settle this matter. Additionally, the Company continues to have discussions with companies concerning a possible farm-out of the Company's interest in the Rosablanca Association Contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


                                    OVERVIEW

     Our principal assets are a 57.7% interest (before participation by Ecopetrol, the Colombian national oil company) in the Dindal and Rio Seco association contracts which cover the area in which the Guaduas Oil Field is located and a 100% interest (subject to an obligation to assign interests to our Guaduas Oil Field partners in the future) in the Deep Dindal association contract. As of June 30, 2002, Ryder Scott Company Petroleum Consultants ("Ryder Scott") estimated that Seven Seas' net proved reserves attributable to the delineation of 7,445 acres of the Guaduas Oil Field were 16.3 million barrels of oil with a present value discounted continually over the expected life of the production at 10% per annum (the "SEC PV10") of $136.3 million based upon second quarter ending oil prices.

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


                               RECENT DEVELOPMENTS

PROVED RESERVES

     Ryder Scott's report on the Guaduas Oil Field's proved reserves, as of June 30, 2002, estimates proved reserves at 16.3 million barrels of oil. This represents an approximate 31.3 million barrel reduction (66%) compared to Ryder Scott's December 31, 2001 report, which estimated proved reserves of 47.6 million barrels of oil. The SEC PV10 is approximately $136.3 million, or $136.0 million less (50%) than the December 31, 2001 SEC PV10 of $272.3 million. The SEC PV10 decline was partially offset by higher oil prices as of June 30, 2002.

     The 66% reduction in net proved reserve volume is attributable to lower oil production rates, lower production pressures, and the occurrence of rapid gas encroachment in structurally higher wells in the Guaduas Oil Field. Ryder Scott eliminated proved reserves located in the structurally higher portion of the producing reservoir in the report as of June 30, 2002.

     The Company's proved reserves as of June 30, 2002, and December 31, 2001, are listed in the below table. These reserves consist entirely of crude oil in Colombia.

     Proved developed and undeveloped reserves (in barrels):

                                JUNE 30, 2002      DECEMBER 31, 2001
                                -------------      -----------------
Beginning of year .......         47,587,599          47,991,956
Production ..............           (735,200)           (938,969)
Revision of estimate ....        (30,601,342)            534,612
                                 -----------         -----------
End of period ...........         16,251,057          47,587,599
                                 ===========         ===========
Proved undeveloped ......          2,007,052          20,121,866
                                 -----------         -----------
Proved developed ........         14,244,005          27,465,733
                                 -----------         -----------
Total proved ............         16,251,057          47,587,599
                                 ===========         ===========

DEVELOPMENT DRILLING PROGRAM

     At the beginning of the third quarter, the Company elected to suspend further development drilling in the Guaduas Oil Field pending a reassessment of recently drilled wells, current production data, and the results of planned production enhancement efforts on existing wells. The last three development wells, excluding the El Segundo 2-S, have average initial production rates of approximately 700 BOPD.

     Sipetrol proposed drilling an eighth development well, the El Segundo 2-S. Because a drilling rig was currently on location, the Company had limited time to evaluate the proposal and ultimately declined to participate. The well was completed at a total cost of approximately $3.9 million and is producing approximately 180 BOPD. The Company's future participation in the revenues from the El Segundo 2-S will be subject to our Guaduas Oil Field operating partners recovering 300% of our share of drilling costs from net operating revenues from the well.

     A recap of initial and September 2002 production rates for the eight wells completed as part of our 2001/2002 development drilling program is as follows (all numbers in BOPD):

                                                             INITIAL                   PRODUCTION RATE
        WELL               COMPLETION DATE                PRODUCTION TEST              (SEPTEMBER 2002)
----------------------     ---------------                ---------------              ----------------
El Segundo 5-S........     May 2001                         1,800-2,900                    Shut-in
Tres Pasos 5-W........     September 2001                     700-1,000                        350
El Segundo 5-E........     October 2001                           2,400                      1,300
Tres Pasos 6-N........     January 2002                           3,000                        550
Tres Pasos 6-E........     March 2002                             1,000                        200
Tres Pasos 7-W........     May 2002                                 600                        800
El Segundo 5-N........     June 2002                                500                        550
El Segundo 2-S.........    October 2002                             200                         --

PRODUCTION OPERATIONS

     At the end of May 2002 the Company commenced gas injection operations and a study to optimize oil production primarily through electric submersible pump improvements. The Company also implemented a workover program to enhance production from existing wells consisting of hydraulic fracture treatments and cement squeezes to curtail water and/or gas production. The Company's workover program has had varied results. As of September 30, 2002, the Company had performed workovers on four wells, at a total gross cost of approximately $1.1 million. The workovers resulted in increased total production from the four wells of approximately 500 BOPD gross (230 net to Seven Seas) in October 2002.

     The Company's average daily gas injection rate for the third quarter was 2,160 MCF. Daily injection capacity of 6,000 MCF has not been reached because of high water content in the gas stream and shale from the wellbore wall falling into the hole. A dehydration unit, which has been installed to minimize the water content of the injected gas, is in the final stages of testing. Workover operations are now being conducted to eliminate hole problems. Even with increased gas injection, the Company believes that current production rates will not be improved due to gas encroachment in structurally higher parts of the reservoir. Oil production averaged approximately 6,300 BOPD gross (2,900 net to Seven Seas) for the third quarter. October 2002 production averaged approximately 6,000 BOPD gross (2,780 net to Seven Seas).

EXPLORATION DRILLING

     The Subthrust Dindal prospect is located below the producing zones of the Guaduas Oil Field. In December 2001, the Company commenced drilling of the Escuela 2 exploratory well to test this prospect. The Escuela 2 well was originally programmed to reach a total measured depth of approximately 18,000 feet at total cost of approximately $15 million. Based on updated geological information, the targeted depth was later extended.

     On November 1, 2002, the Company elected to temporarily suspend Escuela 2 drilling operations subject to securing equipment and additional financing or finding a partner to participate in the completion and testing of the Subthrust Dindal prospect. The well has been drilled to a total measured depth of 20,250 feet with estimated cumulative costs to date of approximately $24.3 million.

     All electric logs and formation pressure tests have been completed. The Company believes the Escuela 2 should produce hydrocarbons from the lower Cretaceous Utica formation. Independent analyses by industry experts agree that the well should be tested. Management believes that hydrocarbon shows identified during drilling operations, log analysis, and formation pressure tests all support the conclusion that the well should be production tested.

ASSOCIATION CONTRACTS

     In August 2002, Ecopetrol granted a final two-month extension until October 31, 2002 for purposes of completing an exploration well on the Aguachica Prospect to satisfy the terms of the Rosablanca association contract. The Company requested the extension because of delays related to political uncertainty and security issues in the surrounding area. In October, the Company notified Ecopetrol that it will not drill the Santa Fe #1 well because further drilling commitment extensions could not be provided and the Company's continued concern over security issues in the area. The Company had previously budgeted $1.0 million to drill a well, all of which would be incurred by the Company.
The Rosablanca association contract will be forfeited in early January 2003 in the event the Company does not drill a well or cause a well to be drilled. In the event of forfeit, Ecopetrol may elect to seek, through legal action, specific performance goals or a cash settlement.

     On November 6, 2002, Ecopetrol informed Seven Seas that the Company has an obligation to drill the well. Furthermore, Ecopetrol stated that failure to comply obligates Seven Seas to indemnify Ecopetrol in connection with loss of profits and consequential damages. Any sale of the Production Assets or negotiations with a financing partner to fund Escuela 2 completion and testing could be impeded as a result of this dispute. Seven Seas intends to negotiate with Ecopetrol for a satisfactory resolution on this matter. At this time the Company is unable to estimate the cost, if any, to settle this matter. Additionally, the Company continues to have discussions with companies concerning a possible farm-out of the Company's interest in the Rosablanca Association Contract.

     In August 2002, Ecopetrol granted a final two-month extension until October 31, 2002 for the Company to comply with its obligations under the first year of the Cristales association contract exploration period. The Company has satisfied its first year work program expenditure requirements. However, based on the analysis of the first year's work and the approximate $2.5 million commitment required to continue the Cristales association contract into the second year, the Company advised Ecopetrol of its decision to relinquish its rights under the contract.


                              OUR CURRENT STRATEGY

     Our strategy for 2002 has been changed to reflect our current financial situation. We are pursuing a possible sale of the Guaduas Oil Field and Guaduas La-Dorada Pipeline ("Production Assets"), and seeking to secure additional financing or to find a partner to participate in the completion of the Escuela 2 exploration well and test the commercial potential of the Deep Dindal prospect. Beginning in the second quarter and continuing forward, Guaduas Oil Field production has been declining. The resulting reduction in operating cash flows and the $11.2 million in additional costs to date on the Escuela 2 compared to the budgeted dry hole costs have materially weakened the Company's cash and working capital positions. As of November 8, 2002, the Company's unrestricted cash balance was $4.9 million. The Company did not make the $6.9 million interest payment on the $110 Million Senior Subordinated Notes ("the Senior Notes") on November 15, 2002. The Company will have 30 days (from November 15,
2002) to make the payment and avoid a default under the terms of the Senior Notes. The failure to make the November 15, 2002 interest payment creates a potential default under the terms of the Chesapeake Note Purchase and Loan Agreement if not cured within 20 days. The Senior Notes and the $45 Million Notes both have cross-default provisions. Therefore, any event of default results in all debt becoming immediately due. The Company will discuss with Chesapeake Energy Corporation ("Chesapeake") whether it will extend the cure period to 30 days to coincide with the cure period provided by the Senior Notes. The Company also plans to expand its dialogue with the holders of the Senior Notes.

     There are significant concerns regarding the Company's ability to meet its existing commitments. The Company's ability to continue as a going concern will be highly dependent on the decisions regarding a possible sale of the Production Assets, available financing to complete and test the Escuela 2, and actions by holders of both the $45 Million Notes and the Senior Notes. Based on bids for the Production Assets, the net proceeds to be received from a possible sale of the Production Assets are expected to be insufficient to liquidate the secured $45 Million Notes. Also, since the oil revenues from Guaduas oil field are the Company's primary source of cash, there can be no assurances that the Company will be able to retain sufficient post-sale residual cash to continue operations. In the event that the Production Assets are sold, the value of the Senior Notes would be dependent on Escuela 2 test results. It is uncertain that the Company will be able to secure financing to complete and test the Escuela 2. Even if financing is secured, the well's future commercially viability is uncertain.

     The Company is engaged in discussions with several companies concerning a possible investment in the Escuela 2 and the Deep Dindal association contract. The Company is cautiously optimistic that it will be able to find a partner to invest in completing and testing the Escuela 2.

     The Company has held a series of discussions with our secured debt holders (the Company's $45 Million Notes which are comprised of $22.5 million CHK Notes and $22.5 million Series A Notes -- See Notes to Consolidated Financial Statements - Footnote 9). These discussions involve the Company's current financial position and various go-forward scenarios that could include a sale of our interest in the Production Assets. One of the outcomes from these discussions was an agreement on October 31, 2002, to amend the Company's Note Purchase and Loan Agreement with Chesapeake and waive the required monthly interest escrow payments beginning with the October 10, 2002 payment. The monthly escrow payment was equal to one-sixth of the semi-annual $6.9 million interest payment on the Company's Senior Notes. Additionally, the Company agreed to pay Chesapeake, as the collateral agent for the holders of the $45 Million Notes, the approximate $4.7 million balance in the escrow account as a pre-payment on the principal and accrued interest.

     The Company has focused its search for additional financing for completing and testing the Escuela 2 among companies currently operating in Colombia. By completing the tax-free spin-off of the Exploration Assets (See Notes to Consolidated Financial Statements - Footnote 14), we believe that Colombian tax deductions of up to the $24.3 million of estimated expenditures can be transferred to a financing partner. If the Escuela 2 is ultimately commercially unsuccessful, existing tax deductions could be used by the financing partner to recover completion and testing expenditures. This assumption is predicated on the financing partner having taxable Colombian net income that could be reduced by the Escuela 2 tax deductions.

     In September 2002, the Company engaged CIBC World Markets ("CIBC") to serve as a financial advisor for the possible sale of the Production Assets. Bids from prospective buyers were received in early November 2002. The Company is evaluating these bids and plans to negotiate with various bidders. Concurrent with the sale evaluations, the Company is also reviewing various restructuring alternatives. A sale of the Production Assets would eliminate all current sources of cash.

     In the event a sale is consummated, the Company plans to pay the net proceeds from the sale of the Production Assets to Chesapeake, as the collateral agent for the holders of the Company's $45 Million Notes. Any sale would be contingent on Chesapeake releasing the Company's pledge of all of the Company's rights, title and interest in and all of the capital stock of the three Colombian subsidiaries of the Company that own the Production Assets. The net proceeds are not expected to be sufficient to fully liquidate principal and accrued interest on the $45 Million Notes, notwithstanding the approximate $4.7 million prepayment on November 1, 2002. The holders of the Company's $45 Million Notes would continue to maintain their lien on the Exploration Subsidiaries (as defined in Footnote 14 of the Footnotes to the Consolidated Financials). See Notes to Consolidated Financial Statements - Footnote 14 for additional information regarding sale activity.

      During the present evaluation period, the Company has elected to conserve cash and limit expenditures to only those required to support current operations. Participation in the development-drilling program was suspended at the beginning of the third quarter. Non-essential workover operations have ceased. Escuela 2 drilling operations were suspended on November 1, 2002. The Company has elected not to continue its participation in both the Cristales and Rosablanca exploration association contracts.


                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     As of September 30, 2002, the Company had working capital of $0.9 million. This amount includes unrestricted cash and cash equivalents of $9.6 million. The restricted cash balances total $6.0 million and are comprised of the following: interest escrow - $4.6 million, El Segundo 2-S well partner advances - $1.3 million, Colombian reforestation - $0.1 million. The restricted interest escrow balance and the El Segundo 2-S well partner advances are offset by current liabilities. On November 1, 2002, the restricted interest escrow balance of approximately $4.7 million was released to Chesapeake. During the third quarter of 2002, working capital decreased by $6.0 million primarily because of Escuela 2 drilling operations. Our only remaining non-discretionary cash commitment for 2002 is limited to the November 15 $6.9 million semi-annual interest payment on the Senior Notes. The CHK Notes limit additional indebtedness to $1.0 million. Continuing operations for the year must be funded from operational cash flows.

     During the nine-month periods ending September 30, 2002 and 2001, cash flows provided by operating activities were $12.7 million and $5.6 million, respectively.

EQUITY AND FINANCING ACTIVITIES

     As of November 14, 2002, we had 37,939,624 outstanding common shares, par value of $0.001 per share, of which none are restricted. The Company currently has no sources of credit other than normal trade payables.

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     For the three months ended September 30, 2002 (the "Current Quarter"), we incurred a net loss of $5.5 million or $0.15 per common share. This compares to a net loss of $1.4 million, or $0.04 per common share during the three months ended September 30, 2001 (the "Prior Quarter").

     Crude oil sales in the Current Quarter increased by $1.5 million to $6.1 million as compared to the Prior Quarter. The Current Quarter had total sales of 239,000 barrels at an average price of $23.85 per barrel. The Prior Quarter had total sales of 222,000 barrels at an average price of $18.95 per barrel.

     Oil production in the Current Quarter and Prior Quarter was 269,339 barrels and 297,000 barrels respectively.

     Depletion, depreciation and amortization costs increased by $1.3 million to $2.6 million in the Current Quarter as compared to $1.3 million in the Prior Quarter. The $1.3 million increase is primarily attributable to an increase in depletion rates. The depletion rate increased in the Current Quarter because of the 66% reduction in proved reserves as of June 30, 2002.

     Oil and gas operating expenses in the Current Quarter and Prior Quarter were $1.4 million and $1.5 million, respectively.

     General and administrative costs were $0.7 million and $1.1 million for the Current Quarter and Prior Quarter respectively. The decrease reflects lower legal expenses and reduced salaries in the Current Quarter over the Prior Quarter.

     Interest expense increased by $2.9 million to $4.2 million in the Current Quarter as compared to Prior Quarter. The $2.9 million increase is the result of $0.6 million of additional interest expense associated with the $45 Million Notes and $2.3 million related to a reduction in capitalized interest on unevaluated property costs.

     Other income/expense increased by $0.7 million in the Current Quarter over the Prior Quarter. The increase was largely attributable to the $0.8 million War Tax expense recognized in the Current Quarter. See Notes to Consolidated Financial Statements - Footnote 13 for additional information on the War Tax.

     Income tax expense of $2.1 million was recorded in the Current Quarter relating to changes in the Company's net deferred tax liability. There was no income tax expense in the Prior Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     For the nine-month period ended September 30, 2002 (the "Current Period"), we incurred a net loss of $113.9 million, or $3.00 per common share, including a second quarter non-cash impairment of oil and gas properties of $128.2 million before tax, or $101.2 million net of tax. This compares to a net loss of $3.5 million, or $0.09 per common share during the nine-month period ended September 30, 2001 (the "Prior Period").

     Crude oil sales in the Current Period increased by $10.3 million to $19.6 million as compared to the Prior Period. The Current Period had total sales of 951,398 barrels at an average price of $21.06 per barrel. The Prior Period had total sales of 458,000 barrels at an average price of $19.68 per barrel. The effect of the put option settlement during the second quarter 2002 resulted in a $1.1 million reduction in net income.

     Oil production in the Current Period and Prior Period was 1,004,500 barrels and 576,000 barrels respectively. The Guaduas-La-Dorada Pipeline was not fully operational until mid-2001 resulting in less production in the Prior Period over the Current Period.

     Depletion, depreciation and amortization costs increased by $4.2 million to $6.9 million in the Current Period as compared to $2.7 million in the Prior Period. The increase is primarily the result of increased production, the amortization on the $45 Million Notes, and increased depletion rates due to the 66% reduction in proved reserves as of June 30, 2002

     Oil and gas operating expenses in the Current Period and Prior Period were $3.7 million and $3.6 million, respectively. The $0.1 million increase is related to increased production. The Current Period increase of $0.1 million is disproportionately low relative to the 74% Current Period increase in oil production. This is caused primarily by new leasing arrangements for generators and electronic submersible pumps that were previously treated as operating leases.

     General and administrative costs were $3.0 million and $4.2 million for the Current Period and Prior Period respectively. The $1.2 million decrease is largely attributable to significant legal and consulting expenses relating to the Company's change in domicile from Canada to the Cayman Islands incurred in the Prior Period, as well as the result of management's cost reduction efforts in the Current Period.

     Interest expense increased by $8.1 million to $9.7 million in the Current Period compared to Prior Period. The $8.1 million increase is the result of $3.6 million of additional interest expense associated with the $45 Million Notes, $4.1 million related to a reduction in capitalized interest on unevaluated property costs and $0.4 million of imputed interest on warrants.

     Other income/expense increased by $0.5 million in the Current Period over the Prior Period. The increase was largely attributable to the $0.8 million War Tax expense recognized in the Current Period. See Notes to Consolidated Financial Statements - Footnote 13 for additional information on the War Tax.

     Income tax expense of $18.4 million was recognized for the Current Period. An income tax benefit of $27.0 million was recognized as a result of the reversal of the deferred tax liability in association with the writedown of oil and gas property. Approximately $8.6 million in income tax expense was recorded in the Current Period relating to changes in the Company's net deferred tax liability. There was no income tax expense in the Prior Period.


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


ITEM 4. CONTROLS AND PROCEDURES.

     Our principal executive officer and principal financial officer have participated in and supervised the evaluation of Seven Seas' disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports it files is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in the reports that it files is accumulated and communicated to the management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and CFO determined that the controls and procedures are adequate and effective. The evaluation resulted in no significant changes in those controls or in other factors that could significantly affect the controls, and no corrective actions with regard to significant deficiencies and material weaknesses.


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

                     (A) Current Report on Form 8-K. Limited Consent and Second Amendment to Note Purchase and Loan Agreement dated October 31, 2002 among Seven Seas Petroleum Inc., all of the Subsidiaries of Seven Seas Petroleum Inc. and Chesapeake Energy Corporation

              (b) Reports on Form 8-K. The Company filed the following:

              (1) Current Report on Form 8-K dated July 3, 2002 announcing the suspension of further development drilling in the Guaduas Oil Field pending certain reassessments.

              (2) Current Report on Form 8-K dated July 19, 2002 reporting a change in independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

              (3) Current Report on Form 8-K dated July 24, 2002 announcing a re-evaluation of the Guaduas Oil Field's proved reserves resulting in a material downward revision in the Company's net proved reserves of 47.6 million barrels of oil as of December 31, 2001.

              (4) Current Report on Form 8-K dated August 1, 2002 announcing resumption of drilling on the Escuela 2 exploration well.

              (5) Current Report on Form 8-K dated November 1, 2002 announcing amendment of Note Purchase and Loan Agreement with Chesapeake Energy Corporation.


SIGNATURES

                                           SEVEN SEAS PETROLEUM INC.




Date: November 19, 2002                By: /s/ Larry A. Ray
                                           -------------------------------------
                                           Larry A. Ray,
                                           President and Chief Operating Officer



                                       By: /s/ Ronald A. Lefaive
                                           -------------------------------------
                                           Ronald A. Lefaive,
                                           Chief Financial Officer and
                                           Vice President-Finance

                           CERTIFICATION FOR FORM 10-Q

I, Robert A. Hefner, III, Chairman and Chief Executive Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q Seven Seas Petroleum, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       Seven Seas Petroleum


Date: November 19, 2002                By: /s/ Robert A. Hefner, III
      -------------------------            -------------------------------------
                                           Robert A. Hefner, III
                                           Chairman and Chief Executive Officer

                           CERTIFICATION FOR FORM 10-Q

I, Ronald A. Lefaive, Chief Financial Officer and Vice President- Finance, certify that:

1. I have reviewed this quarterly report on Form 10-Q Seven Seas Petroleum, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       Seven Seas Petroleum


Date: November 19, 2002                By: /s/ Ronald A. Lefaive
      -------------------------            -------------------------------------
                                           Ronald A. Lefaive
                                           Chief Financial Officer and
                                           Vice President-Finance